Form 10-Q
period 1997-06-30
MIKES ORIGINAL INC
filed 1997-09-18
CIK 934008

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10Q


[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1997

[   ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act
of 1934 For the transition period from ______________to ________________

Commission File Number:              0-22431

                              MIKE'S ORIGINAL, INC.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)


          Delaware                                            11-3214529
--------------------------------------------------------------------------------

(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)


                  131 Jericho Turnpike, Jericho, New York 11753
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


Registrant's Telephone Number                                     (516) 334-8500

Number of Shares Outstanding of Common Stock,
$.001 Par Value, at September 17, 1997                                 3,269,929


         Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

                                                MIKE'S ORIGINAL, INC.
                                                    BALANCE SHEETS



ASSETS                                                                            JUNE 30,              DECEMBER 31,
                                                                                    1997                    1996
                                                                                 ------------------------------------
                                                                                 (Unaudited)
CURRENT ASSETS
Cash                                                                             $      9,577             $    32,523
 Accounts receivable, less allowance for doubtful accounts of $20,751                  19,566                  61,219
Inventories                                                                           153,458                 247,608
Other receivables                                                                          --                  16,589
                                                                                 ------------------------------------
Total current assets                                                                  182,601             $   357,939

Fixed Assets, Net                                                                       8,970                  14,478
Other Assets
 Deferred offering costs                                                              473,767                  45,000
 Trademarks and organizational costs, net of accumulated
    amortization of $ 13,639 and $12,713 at
   June 30, 1997 and  December 31, 1996, respectively                                   4,872                   6,724
Security deposits                                                                      12,068                  18,091
other                                                                                      --                   1,000
                                                                                 ------------------------------------
                                                                                 $    682,278             $   443,232
                                                                                 ====================================
 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable                                                                 $  1,077,622             $ 1,104,336
Accrued expenses and other liabilities                                                677,922                 140,629
Notes payable to related parties                                                      553,750                 253,750
Subordinated notes payable - stockholders                                             123,750                 153,750
Notes payable - convertible                                                                --                 225,000
Notes payable - trade                                                                 951,509                 980,821
Notes payable                                                                         225,000
Accrued interest payable to related parties                                            89,649                   5,978
Line of credit                                                                         23,430                  23,506
Obligations under capital lease                                                         6,953                   9,957
                                                                                 ------------------------------------
Total current liabilities                                                           3,729,585               2,897,727

Obligations under capital lease                                                                                 3,611
Notes Payable - Trade                                                                 362,026
Notes Payable to related parties                                                      206,250                 486,250
Accrued Interest  payable to related parties                                           13,750                  52,055

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value, 500,000 shares authorized,
   no shares issued or outstanding                                                          0                       0
Common stock, $.001 par value, 20,000,000 shares authorized;
2,529,929 and 1,892,641 shares issued and outstanding
at June 30, 1997 and  December 31, 1996, respectively                                   2,528                   1,892

Additional paid-in capital                                                          6,505,618               4,000,700
Deferred financing costs                                                                                     (360,000)
Accumulated deficit                                                               (10,137,479)             (6,639,003)
                                                                                 ------------------------------------
                                                                                   (3,629,333)             (2,996,411)
                                                                                 ------------------------------------
                                                                                 $    682,278             $   443,232
                                                                                 ====================================


                                                          2

                                                        MIKE'S ORIGINAL, INC.

                                                      STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)


                                                 SIX MONTHS ENDED                                   THREE MONTHS  ENDED
                                               ------------------------------------------------------------------------------------
                                                    JUNE 30,                 JUNE 30,               JUNE 30,              JUNE 30,
                                               ------------------------------------------------------------------------------------
                                                     1997                     1996                   1997                   1996
                                               ------------------------------------------------------------------------------------
Sales                                              $   482,778            $ 1,547,414            $   126,464            $ 1,004,240
less: Sales returns                                    136,977                      0                136,977            $        --
                                               ------------------------------------------------------------------------------------
Sales, net of returns                                  345,801            $ 1,547,414            $   (10,513)           $ 1,004,240


Cost of sales                                          336,730              1,035,417                 31,366                654,729
                                               ------------------------------------------------------------------------------------
Gross profit                                             9,071                511,997                (41,879)               349,511
                                               ------------------------------------------------------------------------------------
Operating expenses
  Selling and marketing                                567,942              1,432,231                318,177                972,864
  Research and Development                              19,108                 23,716                  9,388                 11,502
  General and administrative                         1,512,191                585,382              1,069,510                381,449
                                               ------------------------------------------------------------------------------------
Total operating expenses                             2,099,241              2,041,329              1,397,075              1,365,815
                                               ------------------------------------------------------------------------------------
    Loss from operations                            (2,090,170)            (1,529,332)            (1,438,954)            (1,016,304)
Interest expense (net)                               1,408,306                 41,764                574,305                 37,818
                                               ------------------------------------------------------------------------------------
Net loss                                           $(3,498,476)           $(1,571,096)           $(2,013,259)           $(1,054,122)
                                               =====================================================================================

Weighted average common shares
   outstanding                                       2,197,050              1,378,827              2,489,125              1,395,493
                                               =====================================================================================

Net loss per share                                 $     (1.59)           $     (1.14)           $     (0.81)           $     (0.76)
                                               =====================================================================================


                                                                 3

                                                       MIKE'S ORIGINAL, INC.
                                          STATEMENT OF CHANGES IN STOCKHOLDERS'S EQUITY
                                              FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                                            (UNAUDITED)

                                                         Common    Common
                                                         Stock      Stock
                                                       -------------------- Additional    Deferred                        Total
                                                       Number of              paid in    Financing    Accumulated    stockholders'
                                                         shares    Amount     Capital      Costs        Deficit         Deficit
                                                       ---------------------------------------------------------------------------
Balances at January 1, 1997                            1,892,641   $1,892   $4,000,700   ($360,000)   ($6,639,003)    ($2,996,411)

Amortization of imputed interest-
   Convertible debt                                                                       $360,000                       $360,000

Conversion of debt into common stock by creditor         320,288     $319     $455,937                                   $456,256

Imputed interest-convertible debt                                             $426,715                                   $426,715

Issuance of common stock for imputed interest             67,000      $67     $301,433                                   $301,500

Issuance of common stock for services rendered           250,000     $250   $1,124,750                                 $1,125,000

Waiver of compensation payable to founder                                      $27,333                                    $27,333

Imputed interest attributable to warrants
  issued with loans                                                           $168,750                                   $168,750

Net loss                                                                                              ($3,498,476)    ($3,498,476)
                                                       ---------------------------------------------------------------------------

Balances June 30, 1997                                 2,529,929   $2,528   $6,505,618          $0   ($10,137,479)    ($3,629,333)
                                                       ===========================================================================


                                                                4

                                          MIKE'S ORIGINAL, INC.

                                         STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)
                                                                 SIX MONTHS                SIX MONTHS
                                                                 ENDED                     ENDED
                                                                 JUNE 30, 1997             JUNE 30, 1996
                                                                 ----------------------------------------
Cash flows from operating activities
   Net loss:                                                       $(3,498,476)            $(1,571,096)
   Adjustments to reconcile net loss to net cash
      used in operating activities
   Imputed interest on stock issued                                  1,293,301                       0
   Depreciation and amortization                                         7,360                   7,289
   Compensation expense attributable to the issuance of
       common stock for services rendered                            1,125,000                 150,000
  Changes in operating assets and liabilities
    accounts receivable                                                 41,653                 (87,643)
    inventories                                                         94,150                (131,573)
  other receivables                                                     16,589                 (32,210)
accounts payable                                                       391,183               1,144,289
accrued expenses and other liabilities                                 202,292                 131,988
Accrued consulting fees                                                      0                  58,335
                                                                 ----------------------------------------
Net cash used in operating activities                              $  (326,948)            $  (330,621)
                                                                 ----------------------------------------

Cash flows from investing activities
  Security deposit                                                       6,023
  Other assets                                                           1,000
                                                                 ----------------------------------------

Net cash provided by investing activities                          $     7,023             $        --
                                                                 ----------------------------------------


Cash flows from financing activities
  Proceeds from notes payable to related parties                        20,000
  Proceeds from convertible note                                       100,000                 100,000
  Proceeds from note payable                                           250,000                 325,000
  Payments of note payable-Trade                                       (45,263)                (24,000)
  Payment of line of credit                                                (76)
  Payment of capital lease obligation                                   (6,615)                 (4,245)
  Payment of deferred offering costs                                   (21,067)                (70,192)
                                                                 ----------------------------------------
                                                                   $   296,979             $   326,563
                                                                 ----------------------------------------

NET INCREASE (DECREASE) IN CASH                                        (22,946)                 (4,058)
Cash at beginning of period                                             32,523                  15,716
                                                                 ----------------------------------------

Cash at end of period                                              $     9,577             $    11,658
                                                                 ========================================


                                                    5

                              MIKE'S ORIGINAL INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)




NOTE A - BASIS OF PRESENTATION
         The balance sheet as of June 30, 1997 and the related statements of operations for the six - and three-month periods ended June 30, 1997, changes in stockholders' deficit for the period ended June 30, 1997 and changes in cash flow for the six-month periods ended June 30, 1997 and 1996 and have been prepared by Mike's Original, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal, recurring accrual adjustments) necessary to present fairly the financial position as of June 30, 1997 and for all periods presented have been made.
         Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statements filed on amendment No. 6 to Form SB-2/A. Results of operations for the period ended June 30, 1997 are not necessarily indicative of the operating results expected for the full year.

NOTE B - INITIAL PUBLIC OFFERING
         On July 31, 1997, the Company completed its Initial Public Offering ("IPO") of 700,000 units of common stock and Class A Warrants to purchase Common Stock sold to investors on the OTC Bulletin Board at $6.20 per unit for aggregate gross proceeds of $4,340,000. Each unit contained one share of common stock and two Class A warrants to purchase one share of Common Stock each at $5.00 per share.
         The net proceeds to the Company from the sale of the Units was $3,346,000 after deducting underwriting discounts of $434,000 and offering expenses of approximately $560,000 including the representative's non-accountable expense allowance of 3%.
         Stockholders' deficit at June 30, 1997 after giving effect to the Initial Public Offering is as follows:

                                        At June 30,         After Giving effect
                                        1997                to proceeds of "IPO"
                                       -----------------------------------------
Common Stock
    # of shares outstanding               2,529,929                3,279,929
                                       ------------             ------------

    Amount                             $      2,528             $      3,230
Additional Paid in Capital             $  6,505,618             $  9,850,916
Accumulated Deficit                    $(10,137,479)            $(10,137,479)
                                       ------------             ------------

Total Stockholders' Deficit            $ (3,629,333)            $   (283,333)
                                       ------------             ------------

NOTE C - NOTES PAYABLE
         During June and July 1997, the Company issued additional promissory notes to investors bearing interest at the annual rate of 12% in the aggregate principal amount of $120,000. In connection with these transactions, the Company issued an aggregate of 60,000 warrants, expiring July 31, 2000, to those investors to purchase an aggregate of 60,000 shares of the Company's common stock at a price of $3.00 per share.


NOTE D - STOCKHOLDERS' EQUITY
         During August 1997, the Company issued 10,000 shares of common stock to each of the three outside members of the Board of Directors and 1,000 shares to an employee which were valued at $ 6.00 per share, the estimated fair value of the stock at the date of issuance and accordingly $ 186,000 will be charged to operations during the 3 month period ending September 30, 1997.


NOTE E - SALES RETURNS
         During August 1997, The Company agreed to accept the return of approximately $137,000 of current product from its exclusive distributor and hold this inventory for future sale to either the distributor or to other customers.


NOTE F - COMMITMENT AND CONTINGENCIES

LEASE COMMITMENTS

Future minimum payments under a capital lease and noncancellable operating leases for office space, equipment and vehicles, with initial terms of one or more years, consist of the following at June 30, 1997:

                                                     Capital           Operating
                                                     Lease             Leases
                                                     ---------------------------
Twelve months ending December 31,
1997     (balance of year)                           $  6,953          $  7,920
1998                                                                     15,840
1999                                                                     11,031
2000                                                                      1,266
                                                     ---------        ---------
Total minimum leases payments                        $  6,953          $ 36,057
                                                     ==========================

Capital lease was paid in full during August 1997

EMPLOYMENT CONTRACTS

The Company has employment agreements with the founder and another employee which provide for annual base salaries of $125,000 and $40,000, respectively, and expire, as amended, in June 2001 and June 1998, respectively. During April 1997, the founder voluntarily waived his rights to receive $27,333 of accrued salary through February 28, 1997. Such waiver has been presented as a contribution to the Company's additional paid-in capital.

In March of 1997, the Company entered into a two-year employment agreement with its Vice-President - Finance which provides for an annual base salary of $95,000 for the first year and $105,000 for the second year.

Effective at the completion of the Initial Public Offering, the Company entered into a one-year employment agreement with its Vice-President - Marketing and Sales which provides for an annual base salary of $115,000 plus up to $25,000 in travel expenses. In addition, the officer was granted options to purchase 66,667 shares of the Company's Common Stock at $1.50 per share.

CONSULTING AGREEMENTS

In November, 1996, the Company entered into a consulting agreement with an investor providing for the payment of $125,000 annually for three years commencing the later of January 1, 1997, or the effective date of the Company's Initial Public Offering. In April 1997, this agreement was terminated and, in consideration, the Company issued 150,000 shares of its common stock to the consultant. At March 31, 1997, accrued compensation payable to this consultant aggregated approximately $31,000. In April 1997 the Company recognized a charge to operations of approximately $644,000 based upon the estimated fair market value of the shares issued to the consultant.

During the year ended December 31, 1996, the Company entered into a consulting agreement with an entity that is providing sales and marketing, advisory and consulting services to the Company. This entity receives an annual consulting fee of $50,000, and has received options to purchase 133,333 shares of the Company's common stock at $1.50 per share expiring October 15, 2006. One third of such options become exercisable at the end of each successive six-month period.

LEGAL PROCEEDINGS

The Company is subject to various legal proceedings, claims and liabilities which arise in the ordinary course of its business. Management believes that the amount of ultimate liability with respect to these actions will not have a material adverse effect on the Company's results of operations, cash flow or financial position.

In addition, the Company is subject to an action in which the plaintiff seeks damages in the amount of $61,510 plus interest accrued, costs and attorneys fees arising from advertising and promotion services which the plaintiff claims to have performed for the Company. Although no assurances can be given, the Company believes it has meritorious defenses to this action and will defend its vigorously.

On August 22, 1997, the Company was served with a complaint in an action by a former California manufacturer pending in the Supreme Court of New York, Nassau County which seeks damages in the amount of $ 87,062, arising from the Company's alleged failure to pay for certain inventory. The Company disputes the allegations of the complaint and intends to file an answer and vigorously defend against the allegations raised in the complaint.

Management believes that the amount of any additional liability in connection with the aforementioned matters, in excess of amounts provided for in the normal course of business, will not materially affect the Company.


NOTE G - SUBSEQUENT EVENTS

         On September 12, 1997, the Company received written notification from Kraft Pizza Company that pursuant to its exclusive distribution agreement, Kraft will be discontinuing acting as the Company's distributor effective November 11, 1997. The Company is actively engaged in discussions with other distributors and seeking alternative sources of distribution. In this regard, Kraft has informed the Company that it will work with the Company to facilitate the transition to a new distributor or distributors and, under certain circumstances, may be willing to continue its distributorship relationship with the Company up to December 11, 1997, if needed.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

RESULTS OF OPERATIONS

Six and Three Months Ended June 30, 1997 and June 30, 1996

         The Company's net sales for the six and three month periods ended June 30, 1997 were $483,000 and $126,000, respectively, a decrease of 69% and 87%, respectively from approximately $1,547,000 and $1,004,000 for the six and three month periods ended June 30, 1996. These decreases resulted from the initial fill of product into the distributor pipeline which occurred early in 1996, as well as the Company's limited capital in 1997, which limited capital has adversely impacted its ability to purchase product from its manufacturer to fill existing customer orders and has limited its ability to engage in marketing and advertising programs to promote additional sales. Net sales for the 1997 year was further reduced by approximately $137,000, representing returns from the Company's exclusive distributor for the Northeastern and Western regions of the United States, which the Company agreed in August 1997 to accept back. These returns resulted in net sales for the six months ended June 30, 1997 and the three months ended June 30, 1997 of approximately $346,000 and ($10,000), respectively. The products received back from this distributor are current products which will be held for future sale. It is anticipated that sales for the three months ended September 30, 1997 will be nominal, since the adverse financial conditions affecting the Company for the six months ended June 30, 1997 have continued into this subsequent period in view of the public offering proceeds not having been received until August 1997.

         Gross profit for the six and three month periods ended June 30, 1997 declined 98% and 112%, respectively, to $9,000, and ($42,000), taking into account the return of product previously described. Gross profit as a percentage of sales (before the effect of the sales returns) for the six and three month periods ended June 30, 1997 declined to 11% and 2%, respectively, of net sales compared to 33% and 35% for the six and three month periods ended June 30, 1996. The decrease in gross profit dollars is primarily attributable to the decline in net sales and gross profit percentage. Gross profit as a percentage of net sales declined partly as a result of higher raw material costs associated with the manufacture of the Company's ice cream products and reduced selling prices to certain area retailers.

         General administrative expenses (G&A) for the six and three month periods ended June 30, 1997 and June 30, 1996 were approximately $1,512,000 and $1,070,000, $585,000 and $381,000, respectively. The major components of these expenses for the six and three month periods ended June 30, 1997 were payroll and related taxes of $200,000 and $110,000, respectively, legal and accounting fees of $525,000 and $260,000, respectively (of which $450,000 and $225,000, respectively was paid in Common Stock) and consulting fees of $700,000 and $655,000, respectively (of which $675,000 and $644,000, respectively was paid in Common Stock). The major components of these expenses for the six and three month periods ending June 30, 1996 were payroll and related taxes of $200,000 and $100,000, respectively, legal and accounting fees of $140,000 and $125,000, respectively (of which $110,000 was paid in Common Stock for both periods), and consulting fees of $110,000 and $75,000, respectively (of which $40,000 was paid in Common Stock for both periods). The shares issued during the six months ended June 30, 1997, though restricted securities, were valued by the Company at $450,000 and $675,000, respectively, based upon a 25% discount from the Initial Public Offering price. The Company continues to incur significant general and administrative expenses as a publicly reporting company and in support of its efforts to introduce and market its products in the retail market place and to gain market share.

         Selling and shipping expenses for the six and three month periods ended June 30, 1997 and June 30, 1996 were approximately $568,000 and $318,000, and $1,432,000 and $973,000, respectively. The decreases for the comparable six and three month periods were primarily from decreases in retail introductory programs from $587,000 and $351,000 to $131,000 and $81,000 and store and media price reduction coupons and media events from $452,000 and $290,000 to $284,000 and $190,000, as well as decreases in advertising programs with store chains from $155,000 and $145,000 to $74,000 and $8,000. The Company continues to incur selling and shipping expenses in support of its efforts to introduce and market its products in the retail market place and to gain market share.

         Interest expense, net of interest income for the six and three month periods ended June 30, 1997 and June 30, 1996 were $1,408,000 and $574,000, and $42,000 and $38,000, respectively. $115,000 of the increase for the six months ended June 30, 1997 was attributable to the conversion of open accounts payable into interest-bearing accounts, and additional borrowings from related parties and other creditors. These additions to interest-bearing obligations began in mid 1996 and continued in 1997 until completion of the Company's Initial Public Offering. The remainder of interest charges for the six and three month periods ended June 30, 1997 resulted from non-cash imputed interest charges of $1,293,000 and $514,000, respectively, primarily in connection with the issuance of Common Stock to the Company's manufacturer, and the issuance of convertible debt and/or warrants to lenders, including vendors. The imputed interest charges attributable to the shares issued and issuable to these various creditors in 1997 were charged to operations in the period the shares or convertible securities were initially issued. The shares, though restricted securities, were valued by the Company based upon a 25% discount from the Initial Public Offering price.

         Net loss for the six and three month periods ended June 30, 1997 increased to $3,498,000 and $2,013,000, respectively, as compared to net a loss of $1,571,000 and $1,054,000, respectively, for the six and three month periods ended June 30, 1996. The 1997 net loss is attributable to the above referenced increase in general and administrative expenses, higher interest expense, including the non-cash imputed interest charges, as well as significantly lower net sales and gross profits as offset by the decrease in selling and shipping expenses.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash requirements have been significantly exceeding its resources due to the substantial promotional expenses incurred in connection with the entry by the Company into new markets and expansion into new locations in existing markets, which historically have not resulted in sales sufficient to offset these expenditures. As a result of the Company's limited operating resources, the Company also has been unable to participate in certain programs which may have increased sales. In August 1997, the Company received net proceeds of $3,346,000 from its Initial Public Offering. This offering is an integral part of the Company's plans to meet its cash requirements. The Company believes that based upon its current plans, its resources, including the proceeds of this offering, will be sufficient to meet its cash requirements through July 31, 1998. The Company also believes that certain long-term indebtedness due on December 31, 1998 (approximately $362,000) will be payable from internally generated funds, if any, or debt financing or from the sale of additional debt or equity securities. Other than its Initial Public Offering, the Company has no commitments or arrangements for any future financing and there can be no assurance that future financing can otherwise be obtained on satisfactory terms, if at all.

         The Company has historically raised capital through the private equity markets, and through debt financing and short-term loans, and intends to continue to pursue these opportunities, if necessary. Prior transactions have involved officers, directors, stockholders and affiliates of the Company, as may future transactions.

         From May through July 1997, the Company received $270,000 in short-term loans evidenced by promissory notes. In connection therewith, each noteholder received warrants to purchase shares of Common Stock at an exercise price of $3.00 per share at the rate of one warrant for each $2 loaned.

         In May and June 1997, the Company issued 13,307 shares of Common Stock to three vendors in exchange for $39,921 of indebtedness.

         In April and May 1997, the Company reached agreements with three vendors to extend obligations totaling $347,550 until December 31, 1998. These obligations are convertible, in whole or in part, into 115,850 shares of Common Stock.

         In March 1997, the Company entered into a two-year exclusive manufacturing agreement expiring in March 1999. The manufacturing agreement, dated as of March 20, 1997, provides that Fieldbrook shall be the exclusive supplier of all products manufactured by Fieldbrook and distributed by the Company East of the Mississippi river for a period of two years. As partial consideration for this agreement, the Company has issued to Fieldbrook 35,000 shares of Common Stock. While Fieldbrook is obligated to sell existing products to the Company, it is not obligated to manufacture or sell new or different products. In the event Fieldbrook declines to manufacture, sell or produce any new product, the Company is free to obtain such product from another supplier. The manufacturing agreement further provides for payment to Fieldbrook of $150,000 for open accounts which, since not paid by April 30, 1997, caused the Company to issue an additional 30,000 shares of Common Stock to Fieldbrook. The Company's credit line with Fieldbrook, which was $250,000, is presently being redetermined by the parties, taking into account the Company's Initial Public Offering.

         In March 1997, the Company received a $50,000 short-term loan which was evidenced by a promissory note in the principal amount of $50,000 and in connection therewith, the Company issued 2,000 shares of Common Stock to the noteholder. In April 1997, one-half of this loan was converted into 12,500 shares of Common Stock.

         In December 1996 and January 1997, the Company issued two convertible promissory notes to two investors bearing interest at the rate of 8% per annum in the principal amount of $225,000 and $100,000, respectively, (individually, "Convertible Note" or collectively, the "Convertible Notes"). The Convertible Notes were payable in full the earlier of five days after the closing date of an Initial Public Offering or December 31, 1997 and January 31, 1998, respectively. In lieu of receiving payment, the investors had the right to convert the Convertible Notes within five (5) days of the closing of such Initial Public Offering into 200,000 and 78,431 shares of Common Stock, respectively. In April 1997, the Convertible Notes were converted into 278,431 shares of Common Stock.

         In December 1996, the Company issued two additional promissory notes in the aggregate amount of $56,680 in exchange for certain trade accounts payable.

         In October 1996, the Company issued 19,231 shares of Common Stock to two consultants as payment for services rendered during the year ended December 31, 1996. These shares were valued at $3.00 per share, the estimated fair market value of the Common Stock at the date of issuance.

         On August 20, 1996, the Company issued a promissory note in the amount of $289,482 in exchange for certain trade accounts payable and inventories. The note, as amended, bears interest at the rate of 10% per annum. $134,283 with accrued interest was paid from the proceeds of the Initial Public Offering. The balance is payable in December 1998.

         On August 28, 1996, the founder of the Company was issued a promissory note in the principal amount of $206,250. The funds that the founder loaned the Company were the proceeds of a sale by the founder to an investor of 183,333 shares of his Common Stock at a price of $1.12 per share. This loan bears interest at a rate of 8% and initially was payable the earlier of (i) thirteen months from the date of the loan, or (ii) the date the Company successfully consummates an Initial Public Offering of securities of the Company, but only to the extent that the over-allotment option is exercised in such offering and only from the proceeds received by the Company from the exercise of the over-allotment option. In September 1996, the maturity date of this promissory note was revised to September 30, 1998. In addition, the revised promissory note provides that one-half of the outstanding principal amount of the note will be paid with accrued interest thereon in the event the Company successfully consummates an Initial Public Offering of securities of the Company, but only to the extent that the over-allotment option is exercised in such offering and only from the proceeds received by the Company from the exercise of the over-allotment option.

         In August, September and October 1996, the Company received three loans from the Company's largest stockholder aggregating $253,750. A portion of the funds that this stockholder loaned the Company was a result of the stockholder selling shares of his Common Stock to an investor. In August 1996, this shareholder sold 38,889 shares of his Common Stock at a price of $1.12 per share. In September 1996, this shareholder sold 23,333 shares of his Common Stock at a price of $1.50 per share. These loans, which were consolidated into one 8% interest bearing note in September 1997, were paid from the proceeds of the Initial Public Offering.

         In September 1996, the Company completed a private placement offering pursuant to Rule 506 of the Securities Act of 1933, as amended (the "Securities Act") consisting of the sale of 61.5 units (the "Second Private Placement Units"), with each Second Private Placement Unit consisting of $2,500 principal amount of 12% promissory notes due on the earlier of July 31, 1997 or the closing date of an Initial Public Offering of securities of the Company (provided that in the event of a default as defined therein, the entire sum will be accelerated), and 7,500 shares of the Company's Common Stock at an offering price of $25,000 per Second Private Placement Unit. As of September 30, 1996, the Company issued a total of 461,250 shares of Common Stock and notes payable of $153,750, for which it received proceeds of an aggregate of $1,537,500. In April 1997, the holders of $30,000 of such notes converted the principal and accrued interest into 16,050 shares of Common Stock. The remaining notes payable of $123,750 were paid from the proceeds of the Initial Public Offering.

         On May 30, 1996, the Company received loans totaling $100,000 from two stockholders. The loans bear interest at an annual rate of 10% and initially were due on demand. In September 1996, the maturity date of these promissory notes was revised to occur the earlier of (i) May 30, 1998 or (ii) the date the Company successfully consummates an Initial Public Offering of securities of the Company, but only to the extent that the over-allotment option is exercised in such offering and only from the proceeds received by the Company from the exercise of the over-allotment option.

         On May 30, 1996, the Company issued 50,000 shares of its Common Stock to certain individuals for services rendered on behalf of the Company. These shares were valued at $3.00 per share, the fair market value of the Common Stock at the date of issuance.

         In April 1996, the Company issued a promissory note (the "Penn Note") in exchange for certain trade accounts payable of $830,275. As of June 30, 1997, this outstanding balance was $710,275. $595,000 together with accrued interest was paid from the proceeds of the Initial Public Offering. Interest on the Penn Note accrues at the prime rate plus 1% per annum. The Penn Note is collateralized by all of the assets of the Company.

         In February 1996, the Company issued $325,000 of 12% convertible promissory notes which were payable on the earlier of August 31, 1996 or upon the consummation of an interim financing as contemplated by a Letter of Intent with an investment banker for an Initial Public Offering of the Company's securities. In June 1996, in lieu of receiving payment of such event, the holders of the notes exchanged the notes, based on a conversion price determined by the notes, into Second Private Placement Units.


-----------------------------------------------------

     All statements other than statements of historical fact included in this report regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements. When used in this report, words such as "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to competitive factors and pricing pressures, relationships with its manufacturers, distributors and vendors, legal and regulatory requirements and general economic conditions. Such statements reflect the current views of the Company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph.

                              MIKE'S ORIGINAL, INC.

                           PART II- OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS:

         On August 22, 1997, the Company was served with a complaint in an action by a former California manufacturer pending in the Supreme Court of New York, Nassau County which seeks damages in the amount of $ 87,062, arising from the Company's alleged failure to pay for certain inventory. The Company disputes the allegations of the complaint and intends to file an answer and vigorously defend against the allegations raised in the complaint.


ITEM 2 - CHANGES IN SECURITIES:

         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES:

         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         None

ITEM 5 - OTHER INFORMATION

         None

ITEMS 6 - EXHIBITS AND REPORTS OF FORM 8-K

         Exhibits:

                  None

         Reports on Form 8-k

                  None

In accordance with the requirements of the Securities Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           MIKE'S ORIGINAL, INC.


                           By:  /s/ Michael Rosen
                                -------------------
                                President, Chairman of the Board and CEO
                                (Chief Executive Officer)


                                /s/ Frederic Heller
                                -------------------
                                Vice-President- Finance (Principal Financial
                                and Accounting Officer)

Date:  September 17, 1997