Form 10QSB/A
period 1997-06-30
MIKES ORIGINAL INC
filed 1997-10-01
CIK 934008

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                                FORM 10-QSB/A



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

             (Exact name of small business as specified in its charter)


          Delaware                                            11-3214529
--------------------------------------------------------------------------------

(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)


                  131 Jericho Turnpike, Jericho, New York 11753
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


Issuer's Telephone Number, including Area Code                    (516) 334-8500

        Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Number of Shares Outstanding of Common Stock,
$.001 Par Value, at September 17, 1997                                 3,269,929



Transitional Small Business Disclosure Format

Yes          No X
    --          -

                                                MIKE'S ORIGINAL, INC.
                                                    BALANCE SHEETS



ASSETS                                                                            JUNE 30,              DECEMBER 31,
                                                                                    1997                    1996
                                                                                 ------------------------------------
                                                                                 (Unaudited)
CURRENT ASSETS
Cash                                                                             $      9,577             $    32,523
 Accounts receivable, less allowance for doubtful accounts of $20,751                  19,566                  61,219
Inventories                                                                           153,458                 247,608
Other receivables                                                                          --                  16,589
                                                                                 ------------------------------------
Total current assets                                                                  182,601             $   357,939

Fixed Assets, Net                                                                       8,970                  14,478
Other Assets
 Deferred offering costs                                                              473,767                  45,000
 Trademarks and organizational costs, net of accumulated
    amortization of $ 13,639 and $12,713 at
   June 30, 1997 and  December 31, 1996, respectively                                   4,872                   6,724
Security deposits                                                                      12,068                  18,091
other                                                                                      --                   1,000
                                                                                 ------------------------------------
                                                                                 $    682,278             $   443,232
                                                                                 ====================================
 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable                                                                 $  1,077,622             $ 1,104,336
Accrued expenses and other liabilities                                                677,922                 140,629
Notes payable to related parties                                                      553,750                 253,750
Subordinated notes payable - stockholders                                             123,750                 153,750
Notes payable - convertible                                                                --                 225,000
Notes payable - trade                                                                 951,509                 980,821
Notes payable                                                                         225,000
Accrued interest payable to related parties                                            89,649                   5,978
Line of credit                                                                         23,430                  23,506
Obligations under capital lease                                                         6,953                   9,957
                                                                                 ------------------------------------
Total current liabilities                                                           3,729,585               2,897,727

Obligations under capital lease                                                                                 3,611
Notes Payable - Trade                                                                 362,026
Notes Payable to related parties                                                      206,250                 486,250
Accrued Interest  payable to related parties                                           13,750                  52,055

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value, 500,000 shares authorized,
   no shares issued or outstanding                                                          0                       0
Common stock, $.001 par value, 20,000,000 shares authorized;
2,529,929 and 1,892,641 shares issued and outstanding
at June 30, 1997 and  December 31, 1996, respectively                                   2,528                   1,892

Additional paid-in capital                                                          6,505,618               4,000,700
Deferred financing costs                                                                                     (360,000)
Accumulated deficit                                                               (10,137,479)             (6,639,003)
                                                                                 ------------------------------------
                                                                                   (3,629,333)             (2,996,411)
                                                                                 ------------------------------------
                                                                                 $    682,278             $   443,232
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