Form 10QSB
period 1997-09-30
MIKES ORIGINAL INC
filed 1997-11-13
CIK 934008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-QSB


[X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1997

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

                  131 Jericho Turnpike, Jericho, New York 11753
--------------------------------------------------------------------------------

                (Address of principal executive offices)

Registrant's Telephone Number                     (516) 334-8500

Number of Shares Outstanding of Common Stock,
$.001 Par Value, at November 7, 1997                   3,265,429


     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                              MIKE'S ORIGINAL, INC.
                                  BALANCE SHEET

                                       September 30, 1997     December 31, 1996
                                       ------------------     -----------------
                                                 (Unaudited)
ASSETS
CURRENT ASSETS
Cash                                           $     838,064     $    32,523
Accounts receivable, less allowance for
doubtful accounts of $20,751                           9,130          61,219
Inventories                                          169.866         247,608
Prepaid expenses                                      34,076          16,589
                                                  ----------       ---------
Total current assets                           $   1,051,136     $   357,939
                                                  ==========       =========

Fixed assets, net of accumulated depreciation
of $29,231 and $20,969 at September 30, 1997
and December 31, 1996 respectively                     6,216          14,478
Trademarks and organization costs, net of
accumulated amortization of $14,565 and
$11,787 at September 30, 1997 and December
31, 1996 respectively                                  3,946           6,724

Security deposits                                      4,068          18,091
Other assets                                           1,000           1,000
Deferred offering cost                                                45,000
                                                  ----------       ---------
TOTAL ASSETS                                    $  1,066,366     $   443,232
                                                  ==========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities          $  577,069    $  1,244,965
Notes payable to related parties                     486,250         253,750
Notes payable-trade                                  177,519         980,821
Accrued interest-Related party notes                  80,856           5,978
Line of credit                                        20.479          23,506
Subordinated notes payable-Stockholders                              153,750
Notes payable-convertible                                            225,000
Obligations under capital lease                                        9,957
                                                  ----------       ---------
Total current liabilities                          1,342,173       2,897,727

Notes payable-trade                                  362,001
Notes payable to related parties                                     486,250
Accrued interest-Related party notes                                  52,055
Obligations under capital lease                                        3,611
                                                  ----------      ----------
Total liabilities                               $  1,704,174    $  3,439,643
                                                  ==========      ==========
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 per value;
20,000,000 shares authorized; 3,265,429 and
1,892,641 shares issued and outstanding                3,264           1,892
Additional paid-in capital                        10,087,326       4,000,700
Deferred financing costs                                           (360,000)
Accumulated deficit                              (10,728,398)    (6,639,003)
                                                  ----------     -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)            $   (637,808) $  (2,996,411)
                                                  ==========     ==========

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                             $  1,066,366  $     443,232
                                                  ==========     ==========

                             Mike's Original, Inc.

                            Statement of Operations

                                  (UNAUDITED)


                         Nine Months           Nine Months         Three Months        Three Months
                         Ended                 Ended               Ended               Ended
                         September 30, 1997    September 30, 1996  September 30, 1997  September 30, 1996
                         ------------------    ------------------  ------------------  ------------------

Sales                      $    490,585        $    2,158,486      $        7,807      $      611,072
less Sales returns         $    128,925                            $       (8.052)
                           --------------------------------------------------------------------------
Sales, net of returns      $    361,660        $    2,158,486      $       15,859      $      611,072

Cost of sales              $    344,961        $    1,271,064      $       50,498      $      384,190
Gross profit               $     16,699        $      887,422      $      (34,639)     $      226,882
                           --------------------------------------------------------------------------

Operating expenses
  Selling, marketing and
     shipping              $    645,867        $    2,369,214      $       35,658      $      788,440
  Research and Development $     21,138        $       48,456      $        2,030      $       24,740
  General and
     administrative        $  1,943,330        $    1,133,854      $      431,139      $      548,472
                           --------------------------------------------------------------------------

Total operating expenses   $  2,610,335        $    3,551,524      $      468,827      $    1,361,652
                           --------------------------------------------------------------------------

   Loss from operations    $ (2,593,636)       $   (2,664,102)     $     (503,466)     $   (1,134,770)

Interest expense (net)     $  1,495,759        $       83,971      $       87,453      $       42,207
                           --------------------------------------------------------------------------

Net loss                   $ (4,089,395)       $   (2,748,073)     $     (590,919)     $   (1,176,977)
                           --------------------------------------------------------------------------

Weighted average common
  shares outstanding          2,471,455             1,543,688           3,020,264          1 ,873,410
                           --------------------------------------------------------------------------
Net loss per share               ($1.65)               ($1.78)             ($0.20)             ($0.63)
                           --------------------------------------------------------------------------


                             MIKE'S ORIGINAL, INC.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                    Nine months         Nine months
                                                       ended              ended
                                                September 30, 1997  September 30, 1996
                                                ------------------  ------------------
Cash flows from operating activities
Net loss                                               $(4,089,395)   $(2,748,073)
Adjustments to reconcile net loss to net cash
     used in operating activities
Imputed interest on stock issued                       $ 1,327,051
Depreciation and amortization                          $    11,040    $    10,933
Compensation expense attributable to the
     issuance of common stock for services rendered    $ 1,331,250    $   150,000
Release of common stock from escrow account                           $   265,000
Compensation attributable to the issuance of
stock options                                                         $    34,000
Changes in operating assets and liabilities
     accounts receivable                               $    52,089    $    36,209
     inventories                                       $    77,742    $   (21,829)
     prepaid expenses                                  $   (17,487)   $    (6,284)
     accounts payable and accrued liabilities          $  (244,839)   $   735,574
                                                       -----------    -----------

Net cash used in operating activities                  $(1,552,549)   $(1,544,470)
                                                       -----------    -----------

Cash flows from investing activities
     Security deposit                                  $    14,023
     Other assets                                                     $    (1,000)
                                                       -----------    -----------

Net cash provided by investing activities              $    14,023    $    (1,000)
                                                       -----------    -----------


Cash flows from financing activities
     Net proceeds of initial public offering, net of
     underwriting and issuance costs of $997,556       $ 3,342,444
     Net proceeds from the sale of common stock
      to investors net of issuance costs of $330,437                  $ 1,053,314
     Proceeds from convertible note                    $   100,000
     Proceeds from interim notes payable               $   340,000
     Repayment of interim notes payable                $  (315,000)
     Proceeds from notes payable to related parties                   $   535,000
     Repayment of notes payable to related parties     $  (253,750)
     Proceeds from subordinated note payable-
        stockholders                                                  $   153,750
     Repayment of subordinated notes payable           $  (123,750)
     Repayment of note payable- Trade                  $  (729,282)   $  (143,994)
     Payment of line of credit                         $    (3,027)   $    24,134
     Payment of capital lease obligation               $   (13,568)   $    (5,791)
                                                       -----------     ----------
Net cash provided by financing activities              $ 2,344,067    $ 1,616,413
                                                       -----------    -----------

Net Increase in Cash                                   $   805,541    $    70,943
Cash at beginning of period                            $    32,523    $    15,716
                                                       -----------    -----------
Cash at end of period                                  $   838,064    $    86,659

                                                      -----------    -----------

                             Mike's Original, Inc.
                 Statement of Changes in Stockholders' Equity
                  For the Nine Months ended September 30, 1997
                                  (Unaudited)

                                     Common       Common
                                     Stock        Stock
                                   ---------      ------     Additional     Deferred                     Total
                                   Number of                  paid in      Financing    Accumulated  stockholders'
                                     Shares       Amount      Capital         Costs        Deficit      Deficit
                                   -------------------------------------------------------------------------------

Balances at January 1, 1997         1,892,641     $1,892     $4,000,700    ($360,000)   ($6,639,003)   ($2,996,411)

Amortization of imputed interest-
       Convertible debt                                                     $360,000                      $360,000

Conversion of debt into common
    stock by creditor                 320,288       $319       $455,937                                   $456,256

Imputed interest-convertible debt                              $426,715                                   $426,715

Issuance of common stock for
     imputed  interest                 67,000        $67       $301,433                                   $301,500

Issuance of common stock for
     services rendered                285,500       $286     $1,330,964                                 $1,331,250

Waiver of compensation payable
     to  founder                                                $27,333                                    $27,333

imputed interest attributable to
     warrants issued with loans                                $202,500                                   $202,500

Proceeds from Company's Initial
   Public  Offering on July 31,
   1997.  700,000 units at
   $6.20 per unit. Each unit
   containing 1 common share
   and 2 warrants to purchase
     common stock, net of
     underwriting  and other
     costs of the offering of
     $997,556.                        700,000     $700       $3,341,744                                 $3,342,444

Net loss                                                                                ($4,089,395)   ($4,089,395)
                                    ------------------------------------------------------------------------------
Balances September 30, 1997         3,265,429   $3,264       $10,087,326     $0        ($10,728,398)     ($637,808)
                                    ------------------------------------------------------------------------------


                              MIKE'S ORIGINAL INC.
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (Unaudited)





NOTE A - BASIS OF PRESENTATION
  The balance sheet as of September 30, 1997 and the related statements of operations for the nine and three-month periods ended September 30, 1997, changes in stockholders' deficit for the period ended September 30, 1997 and changes in cash flow for the nine month periods ended September 30, 1997 and 1996 and have been prepared by Mike's Original, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal, recurring accrual adjustments) necessary to present fairly the financial position as of September 30, 1997 and for all periods presented have been made.

  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statements filed on amendment No. 6 to Form SB-2/A. Results of operations for the period ended September 30, 1997 are not necessarily indicative of the operating results expected for the full year.

NOTE B - INITIAL PUBLIC OFFERING
  On July 31, 1997. the Company completed its Initial Public Offering ("IPO") of 700,000 units of common stock and Class A Warrants to purchase Common Stock sold to investors on the OTC Bulletin Board at $6.20 per unit for aggregate gross proceeds of $4,340,000. Each unit contained one share of common stock and two Class A warrants to purchase one share of Common Stock each at $5.00 per share.

  The net proceeds to the Company from the sale of the Units of $3,342,444 after deducting underwriting discounts of $434,000 and offering expenses of $563,556 including the representative's non-accountable expense allowance of 3% has been credited to Stockholders' deficit as common stock and additional paid-in capital.

NOTE C - USE OF PROCEEDS FROM PUBLIC OFFERING
   With respect to the Company's IPO , the Company received $3,342,000 of net proceeds. Through September 30, 1997, approximately $2,144,000 was used for the repayment of indebtedness including trade payables. The remaining proceeds have been added to the Company's working capital and have been invested in money market funds.

NOTE D - NOTES PAYABLE
  During May, June and July 1997, prior to the "IPO", the Company issued promissory notes to investors bearing interest at the rate of 12% per annum in the aggregate principal amount of $270,000. In connection with these transactions, the Company issued an aggregate of 135,000 warrants, expiring July 31, 2000, to those investors to purchase an aggregate of 135,000 shares of the Company's common stock at a price of $3.00 per share and issued 4,500 shares of common stock to a broker. These shares were valued at $4.50 per share, their then estimated fair market value. Accordingly, $20,250 was charged to operations during the three month period ended September 30, 1997.

NOTE E - STOCKHOLDERS' EQUITY
  During August 1997, the Company issued 10,000 shares of common stock to each of the three outside members of the Board of Directors and 1,000 shares to an employee which were valued at $ 6.00 per share, the estimated fair value of the stock at the date of issuance and accordingly $ 186,000 is charged to operations during the three month period ended September 30, 1997.

NOTE F - SALES RETURNS
  During August 1997, The Company agreed to accept the return of approximately $137,000 of current product from its exclusive distributor and hold this inventory for future sale to either the distributor or to other customers. These returns were later reduced to $129,000.

NOTE G - PRODUCT DISTRIBUTION
  On September 12, 1997, the Company received written notification from Kraft Pizza Company that pursuant to its exclusive distribution agreement, Kraft will be discontinuing acting as the Company's distributor effective November 11, 1997. Thereafter, the Company was actively seeking alternative sources of distribution. In this regard, Kraft has informed the Company that it would work with the Company to facilitate the transition to a new distributor or distributors and, under certain circumstances, may be willing to continue its distributorship relationship with the Company up to December 11, 1997, if needed. On November 3, 1997, the Company obtained alternate sources of distribution (see Note I).

NOTE H - COMMITMENT AND CONTINGENCIES

Lease Commitments

Future minimum payments under noncancellable operating leases for equipment and vehicles, with initial terms of one or more years, consist of the following at September 30, 1997:

                                            Capital Operating
                                          Lease         Leases
Twelve months ending December 31,
1997   (balance of year)                  $  0        $  3,960
1998                                                    15,840
1999                                                    11,031
2000                                                     1,266
                                          ----         -------
Total minimum leases payments             $  0         $32,097
                                          ----         -------

Capital lease was paid in full during August 1997

During the three months ended September 30, 1997, the lease for office space expired and such office space is being rented on a month-to-month basis.

Employment Contracts

The Company has employment agreements with the founder and another employee which provide for annual base salaries of $125,000 and $40,000. respectively, and expire, as amended, in June 2001 and June 1998, respectively. During April 1997, he voluntarily waived his rights to receive $27,333 of accrued salary through February 28, 1997. Such waiver has been presented as a contribution to the Company's additional paid-in capital.

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

Consulting Agreement

In November, 1996, the Company entered into a consulting agreement with an investor providing for the payment of $125,000 annually for three years commencing the later of January 1, 1997, or the effective date of the Company's Initial Public Offering. In April 1997, this agreement was terminated and, in consideration, the Company issued 150,000 shares of its common stock to the consultant. At March 31, 1997, accrued compensation payable to this consultant aggregated approximately $31, 000. In April 1997 the Company recognized a charge to operations of approximately $644,000 based upon the estimated fair market values of the shares issued to the consultant.

During the year ended December 31, 1996, the Company entered into a consulting agreement with an entity that is providing sales and marketing advisory and consulting services to the Company. This entity received an annual consulting fee of $50,000 and has received options to purchase 133,333 shares of the Company's common stock at $1.50 per share expiring October 15, 2006. One third of such options become exercisable at the end of each successive six-month period.

Legal Proceedings

The Company is subject to various legal proceedings, claims and liabilities which arise in the ordinary course of its business. In the opinion of management , the amount of ultimate liability with respect to these actions will not have a material adverse effect on the Company's results of operations, cash flow or financial position.

In   addition,  the Company was subject to an action in which the  plaintiff sought damages in the amount of $61,510 plus interest accrued, costs and attorneys fees arising from advertising and promotion services which the plaintiff claimed to have performed for the Company. Following its commencement, the case was voluntarily dismissed by the plaintiff because the Federal Court in Puerto Rico lacked subject matter jurisdiction of this matter.

On August 22, 1997, the Company was served with a complaint in an action pending in the Supreme Court of New York, Nassau County and seeks damages in the amount of $ 87,062, arising from the Company's alleged failure to pay for certain inventory purchased. The Company has filed an answer denying the allegations and asserting several affirmative defenses.

Management  believes   that   the   amount  of  any   additional  liability   in
connection with the aforementioned matters, in excess of amounts provided for in the normal course of business, will not materially affect the Company.

NOTE I - SUBSEQUENT EVENTS

  New Product Distribution

On November 3, 1997, the Company reached agreements, effective immediately, to retain Mattus' Ice Cream Company to distribute its ice cream products in the New York metropolitan area and West Pico Foods to distribute its ice cream products in Southern California and Las Vegas, Nevada. These new distributors replace Kraft Pizza Company (see Note G).

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Results of Operations

Nine and Three Months Ended September 30, 1997 and September 30, 1996

     The Company's sales for the nine and three month periods ended September 30, 1997 were $491,000 and $8,000, respectively, a decrease of 77% and 99%, respectively from approximately $2,159,000 and $611,000 for the nine and three month period ended September 30, 1996. These decreases resulted from the initial fill of product into the distributor pipeline which occurred early in 1996, as well as the Company's limited capital in 1997, which limited capital has adversely impacted its ability to purchase product from its manufacturer to fill existing customer orders and has limited its ability to engage in marketing and advertising programs to promote additional sales. Net sales for the 1997 year was further reduced by approximately $129,000, representing net returns from the Company's exclusive distributor for the Northeastern and Western regions of the United States, which the Company agreed in August 1997 to accept back. These returns, which were recorded as of June 30, 1997 and included in the three months then ended, have resulted in net sales for the nine months ended September 30, 1997 of approximately $361,000. The substantial part of the products returned by this distributor are current products which will be held for future sale. Sales for the three months ended September 30, 1997 are nominal, since, (i) the adverse financial conditions affecting the Company prior to the Initial Public Offering ("IPO") continued until August 1997 when the proceeds of the IPO were actually received by the Company and (ii) the termination by Kraft of its distributorship of the Company's products has adversely affected the Company's sales. Since the Company did not retain new distributors until November 1997, it is anticipated that sales for the three months ended December 31, 1997 will not be significant.

     Gross profit for the nine and three month periods ended September 30, 1997 declined 95% and 103%, respectively, to $16,000, and ($34,000), taking into account the return of product previously described. Gross profit as a percentage of sales (before the effect of the sales returns) for the nine month period ended September 30, 1997 declined to 12% of net sales compared to 41% and 37% for the nine and three month periods ended September 30, 1996. The decrease in gross profit dollars is primarily attributable to the decline in net sales and gross profit percentage. Gross profit as a percentage of net sales declined partly as a result of higher raw material costs associated with the manufacture of the Company's ice cream products and reduced selling prices to certain area retailers.

  General and administrative expenses (G&A) for the nine and three month periods ended September 30, 1997 and September 30, 1996 were approximately $1,943,000 and $431,000, $1,134,000 and $548,000, respectively. The major components of these expenses for the nine and three month periods ended September 30, 1997 were payroll and related taxes of $306,000 and $115,000, respectively, legal and accounting fees of $556,000 and $33,000, respectively (of which $450,000 was paid in Common Stock during the nine month period) and consulting fees of
$935,000  and   $234,000,   respectively   (of  which   $855,000  and  $180,000,
respectively was paid in Common Stock). The major components of these expenses for the nine and three month periods ending September 30, 1996 were payroll and related taxes of $287,000 and $96,000, respectively, legal and accounting fees of $186,000 and $48,000, respectively (of which $110,000 was paid in Common Stock during the nine month period), and consulting fees of $448,000 and $345,000, respectively (of which $339,000 and $299,000 was paid in Common Stock respectively). The shares issued during the nine months ended September 30, 1997, though restricted securities, were valued by the Company at $1,311,000, based upon 25% discounts from the; Initial Public Offering price on transactions occurring prior to the IPO and the closing bid price on the date authorized for transactions occurring after the IPO. The Company continues to incur significant general and administrative expenses as a publicly reporting company and in support of its efforts to introduce and market its products in the retail market place and to gain market share.

  Selling  and  shipping  expenses  for the nine and three month  periods  ended
September 30, 1997 and September 30, 1996 were approximately $646,000 and $36,000, and $2,369,000 and $788,000, respectively. The decreases for the comparable nine and three month periods were primarily from decreases in retail introductory programs from $602,000 and $15,000 to $131,000 and $0 and store and media price reduction coupons and media events from $983,000 and $485,000 to $314,000 and $30,000, as well as decreases in advertising programs with store chains from $305,000 and $150,000 to $64,000 and $0. The Company continues to incur selling and shipping expenses in support of its efforts to introduce and market its products in the retail market place and to gain market share.

  Interest expense, net of interest income for the nine and three month periods ended September 30, 1997 and September 30, 1996 were $1,496,000 and $87,000, and $84,000 and $42000, respectively. $169,000 of the net interest cost for the nine months ended September 30, 1997 was attributable to the conversion of open accounts payable into interest-bearing accounts, and additional borrowings from related parties and other creditors. These additions to interest-bearing obligations began in mid 1996 and continued in 1997 until completion of the Company's Initial Public Offering. The remainder of interest charges for the nine and three month periods ended September 30, 1997 resulted from non-cash imputed interest charges of $1,327,000 and $34,000, respectively, primarily in connection with the issuance of Common Stock to the Company's manufacturer, and the issuance of convertible debt and/or warrants to lenders, including vendors. The imputed interest charges attributable to the shares issued and issuable to these various creditors in 1997 were charged to operations in the period the shares or convertible securities were initially issued. The shares, though restricted securities, were valued by the Company based upon a 25% discount from the Initial Public Offering price.

  Net loss for the nine and three month periods ended September 30, 1997 increased to $4,089,000 and $591,000, respectively, as compared to net a loss of $2,748,000 and $1,177,000, respectively, for the nine and three month periods ended September 30, 1996. The 1997 net loss is attributable to the above referenced increase in general and administrative expenses, higher interest
expense,   including  the  non-cash  imputed  interest   charges,   as  well  as
significantly lower net sales and gross profits as offset by the decrease in selling and shipping expenses.

Liquidity and Capital Resources

     The Company's cash requirements have been significantly exceeding its resources due to the substantial promotional expenses incurred in connection with the entry by the Company into new markets and expansion into new locations in existing markets, which historically have not resulted in sales sufficient to offset these expenditures. As a result of the Company's limited operating resources, the Company also has been unable to participate in certain programs which may have increased sales. In August 1997, the Company received net proceeds of $3,342,000 from its Initial Public Offering. This offering is an integral part of the Company's plans to meet its cash requirements. The Company believes that based upon its current plans, its resources, including the proceeds of this offering, will be sufficient to meet its cash requirements through July 31, 1998. The Company also believes that certain long-term indebtedness due on December 31, 1998 (approximately $362,000 plus accrued interest thereon) will be payable from internally generated funds, if any, or debt financing or from the sale of additional debt or equity securities. Other than its Initial Public Offering, the Company has no commitments or arrangements for any future financing and there can be no assurance that future financing can otherwise be obtained on satisfactory terms, if at all.

  The Company has historically raised capital through the private equity markets, and through debt financing and short-term loans, and will continue to pursue these opportunities, if necessary. Prior transactions have involved officers, directors, stockholders and affiliates of the Company, as may future transactions.
  From May through July 1997, the Company received $270,000 in short-term loans evidenced by promissory notes. In connection therewith, each noteholder received warrants to purchase shares of Common Stock at an exercise price of $3.00 per share at the rate of one warrant for each $2 loaned.

  In May and June 1997, the Company issued 13,307 shares of Common Stock to three vendors in exchange for $39,921 of indebtedness.

  In April and May 1997, the Company reached agreements with three vendors to extend obligations totaling $347,550 until December 31, 1998. These obligations are convertible, in whole or in part, into 115,850 shares of Common Stock.

  In March 1997, the Company entered into a two-year exclusive manufacturing agreement expiring in March 1999. The manufacturing agreement, dated as of March 20, 1997, provides that Fieldbrook shall be the exclusive supplier of all products manufactured by Fieldbrook and distributed by the Company East of the Mississippi river for a period of two years. As partial consideration for this agreement, the Company has issued to Fieldbrook 35,000 shares of Common Stock. While Fieldbrook is obligated to sell existing products to the Company, it is not obligated to manufacture or sell new or different products. In the event Fieldbrook declines to manufacture, sell or produce any new product, the Company is free to obtain such product from another supplier. The manufacturing agreement further provided for payment to Fieldbrook of $150,000 for open accounts which, since not paid by April 30, 1997, caused the Company to issue an additional 30,000 shares of Common Stock to Fieldbrook. The Company's credit line with Fieldbrook, which was $250,000, is presently being redetermined by the parties, taking into account that the total payable outstanding to Fieldbrook was paid from the proceeds of the Company's Initial Public Offering.

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

     In August, September and October 1996, the Company received three loans from the Company's largest stockholder aggregating $253,750. A portion of the funds that this stockholder loaned the Company was a result of the stockholder selling shares of his Common Stock to an investor. In August 1996, this shareholder sold 38,889 shares of his Common Stock at a price of $1.12 per share. In September 1996, this shareholder sold 23,333 shares of his Common Stock at a price of $1.50 per share. These loans, which were consolidated into one note in September 1996, were paid from the proceeds of the Initial Public Offering.

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

     In April 1996, the Company issued a promissory note (the "Penn Note") in exchange for certain trade accounts payable of $830,275. As of June 30, 1997, this outstanding balance was $710,275. $595,000 together with accrued interest was paid from the proceeds of the Initial Public Offering and the balance is payable in December 1997. Interest on the Penn Note accrues at the prime rate plus 1% per annum. The Penn Note is collateralized by all of the assets of the Company.

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

     ----------------------------------------------------------------------
     All statements other than statements of historical fact included in this report regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements. When used in this report, words such as "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to competitive factors and pricing pressures, relationships with its manufacturers, distributors and vendors, legal and regulatory requirements and general economic conditions. Such statements reflect the current views of the Company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph.

                              MIKE'S ORIGINAL, INC.

                           PART II- OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS:

  Previously reported

ITEM 2 - CHANGES IN SECURITIES:

  None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES:

  None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

  None

ITEM 5 - OTHER INFORMATION

  None

ITEMS 6 - EXHIBITS AND REPORTS OF FORM 8-K

  Exhibits:

       None

  Reports on Form 8-K

     A Form 8-K was filed on September 17, 1997, which covered the resignation of the Company's certifying accountant, Grant Thornton LLP.

In accordance with the requirements of the Securities Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                 MIKE'S ORIGINAL, INC.


            By:   /s/Michael Rosen
                 -----------------
                 President, Chairman of the Board and CEO
                 (Chief Executive Officer)


                  /s/Frederic Heller
                 -------------------
                 Vice-President- Finance
                 (Principal Financial and Accounting Officer)

Date:  November 13, 1997