Form 10KSB
period 1997-12-31
MIKES ORIGINAL INC
filed 1998-04-15
CIK 934008

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                   Form 10-KSB
                                   (Mark One)
  [ X ] Annual report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   For the fiscal year ended December 31, 1997
                                       or
  [  ]  Transition  report  pursuant  to  Section  13 or  15(d)  of the
        Securities Exchange Act of 1934 For the transition period from _____ to
         _____

                         Commission file number 0-22431

                              MIKE'S ORIGINAL, INC.
                 (Name of Small Business Issuer in its Charter)

                  Delaware                              11-3214529
         (State or other jurisdiction of       (IRS Employer Identification No.)
          incorporation or organization)

         350 Theodore Fremd Avenue, Rye, New York            10580
         (Address of Principal Executive Offices)          (Zip Code)

         Issuer's telephone number, including area code:   (914) 925-3485

        Check whether the issuer (1) filed all reports required to be filed by
        Section 13 or 15 of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
        past 90 days.     Yes [ x ]   No [   ]

        Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will
        be contained,  to the  best  of  registrant's   knowledge,  in
        definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [x]

        Issuer's revenue for its most recent fiscal year:  $384,348

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1998 based on the average price on that date was $6,871,511. At March 31, 1998, the number of shares outstanding of the issuer's common stock was 3,265,429.

                       DOCUMENTS INCORPORATED BY REFERENCE
          None
          Transitional Small Business Disclosure Format   Yes [  ]   No [ x ]

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

General

     The Company markets, sells and distributes Mike's Original Cheesecake Ice Cream, an innovative all natural blend of super-premium ice cream with cheesecake ingredients. This product line is offered in a variety of flavors mainly to supermarkets and grocery stores and also, to a lesser extent, to convenience stores and food service outlets. The Company's products are presently sold in approximately five (5) states, including New York, California, Pennsylvania and New Jersey, with sales concentrated on the east and west coasts of the United States.

     In October 1995, the Company entered into an agreement with Kraft Foods, Inc. for the exclusive distribution of the Company's products for the northeastern and western regions of the United States. In September 1997, Kraft Foods, Inc. terminated this agreement, which ended their distribution responsibilities by mid-November 1997. Since that time, the Company has entered into a new distribution agreement with Mattus Ice Cream on the east coast and West Pico Foods on the west coast. Mattus Ice Cream is the manufacturer and distributor of premium low fat ice cream as well as other frozen products. West Pico Foods is a major independent distributor of ice cream as well as other frozen food products on the west coast of the United States.

     Management's plan is to change the emphasis of the Company's operations from marketing and distributing super-premium ice cream products to marketing and distributing frozen desserts that will include a line or lines of super-premium ice cream products to include the Company's products as well as other lines of super premium ice cream products. Management intends to accomplish this plan through the strategic acquisition of distribution companies, concentrated in large metropolitan areas, which will provide new brands and customers, distribution expertise and an operations center that can absorb future acquisitions. The Company is engaged in discussions with nationally known companies to obtain licenses to market and distribute products bearing the name of the licensor. These acquisitions and distribution licenses are intended to be financed from an additional offering of securities planned for 1998, though there are no assurances that such offering can be successfully consummated. See "Description of Business - Recent Developments" and Notes 2, 13 and 14 of Notes to Financial Statements.

     The Company was incorporated in New York in March 1993 and reincorporated in Delaware in May 1994. It maintains its principal offices at 350 Theodore Fremd Avenue, Suite 300, Rye, New York 10580 and its telephone number is (914) 925-3485.

Present and Future Products

     According to the International Ice Cream Association, ice cream was part of a $10.5 billion nationwide frozen dessert industry in 1995 and has wide appeal, with over 93% of households in the United States consuming these products. Super-premium ice cream is generally characterized by a greater richness and density than other kinds of ice cream with a butter fat content of at least 14%. This category of ice cream was created in 1959 by Ruben Mattus, founder of Haagen-Dazs, and expanded by Ben & Jerry's.

     The Company competes in the packaged ice cream category with three flavors of pints. The three flavors of cheesecake ice cream offered in pints are Graham Cracker Delight , Strawberry Fantasy and Chocolate Tidbits . The Company also competes in the novelty category of premium ice cream bars and ice cream sandwiches. Its premium ice cream bar products are all cheesecake ice cream with either a graham cracker crunch coating or strawberry sorbet coating, using high quality California strawberries. The Company's other product is a sandwich version trademarked GRAMWICH , which is cheesecake ice cream surrounded by two specially made graham cracker wafers.

     In this regard, the Company also manufactures a line of pint products under the tradename "Sorbet Blends." The "Sorbet Blends" consist of a nearly equal mixture of sorbet and cheesecake ice cream in two flavors, "Raspberry Romance" and "Lemon Lace". These products have approximately half the calories and fat content of the Company's other pint varieties.

Manufacturing Agreement

     The Company's products are presently manufactured by Fieldbrook Farms, an independent FDA approved facility located in Buffalo, New York, under a two-year exclusive manufacturing agreement expiring in March 1999. The manufacturing agreement, dated as of March 20, 1997, provides that Fieldbrook shall be the exclusive supplier of all products manufactured by Fieldbrook and distributed by the Company east of the Mississippi River for a period of two years. If Fieldbrook were to suspend the manufacturing of the Company's products, the Company's operating markets may be adversely affected.

Distribution and Marketing

     The Company, through its officers, consultants and other representatives, currently markets the Company's products to supermarkets and grocery stores and also, to a lesser extent, to convenience stores and food service outlets. The Company has incurred substantial promotional expenses for freezer space in connection with entering new markets, maintaining existing markets, entering new retailers and maintaining shelf space in existing retailers. The Company receives no assurance that these retailers will continue to allocate freezer space for the Company's products even after the payment of these fees and, in fact, certain supermarkets have discontinued selling the Company's products. Once the Company obtains authorization from retailers and satisfies the substantial initial promotional expenses, the Company then directs its distributors to distribute the Company's products to the appropriate authorized retailers.

     The Company has entered into agreements with distributors on the east and west coasts of the United states. Mattus Ice Cream, a manufacturer and distributor of premium low fat ice cream and other frozen desserts distributes Mike's original products to authorized accounts on the east coast. West Pico Foods, a major independent distributor of ice cream and related frozen products is the distributor for the authorized accounts on the west coast.

     The Company promotes its products through trade and consumer advertising, trade show participation, in-store demonstrations, circular advertisements and special event sampling/couponing. Print advertising and shelf price discounts are the primary vehicles used by the Company with its initial approach being to target regional areas of distribution.

Competition

     The super-premium ice cream market is highly competitive and the Company faces substantial competition in connection with the marketing and sales of its products. Among its competitors are Haagen-Dazs owned by The Pillsbury Company, Ben & Jerry's and numerous other regional ice cream companies. Many of these competitors are well established and have substantially greater financial and other resources than the Company. Additionally, Haagen-Dazs and Ben & Jerry's manufacture their own ice cream. In the ice cream novelty segment, the Company competes with several well-known brands including Haagen-Dazs and Dove Bars , manufactured by a division of Mars, Inc.

     Achieving wide distribution in the ice cream business is difficult due to the substantial expense of a national marketing program and the limitations on available space in the freezer compartments of retailers. The Company's products also may be considered in competition with all ice cream and other frozen desserts for discretionary food dollars.

     The ability of the Company to increase its market share will be dependent upon several factors, among which are consumer acceptance of the products, the quality and price of its products, advertising and the availability of sufficient capital for product expansion.

Government Regulation

     The Company is subject to regulation by various governmental agencies regarding the distribution and sale of food products, including the FDA and various state agencies. The Company believes that its marketing and distributing operations comply with all existing applicable laws and regulations.

     The Company cannot predict the impact of possible changes that may be required in response to future legislation, rules or inquiries made from time to time by governmental agencies. FDA regulations may, in certain circumstances, affect the ability of the Company, as well as others in the industry, to develop and market new products. However, the Company does not presently believe that existing applicable legislative and administrative rules and regulations will have a significant impact on its operations.

Trademarks and Patents

     The Company owns registered trademarks and service marks under the names "Mike's Original ", "GRAMWICH " and "Graham Cracker Delight ". The Company has common law trademarks for "Strawberry Fantasy ", "Chocolate Tidbits ", Sorbet Blends , Raspberry Romance and Lemon Lace . It also has filed a patent application on its formulated process to manufacture cheesecake ice cream.

Insurance

     The Company's business exposes it to potential liability which is inherent in the marketing and distribution of food products. The Company currently maintains $2,000,000 of product liability insurance. The Company also maintains $1,000,000 of general and personal injury insurance per occurrence and
$5,000,000 in the aggregate. If any product liability claim is made and sustained against the Company and is not covered by insurance, the Company's business and prospects could be materially adversely affected.

Employees

     The Company employs four persons, all of whom are located in the Company's Rye, New York headquarters and serve in selling and administrative capacities. None of the Company's employees are represented by a labor union. The Company considers its relationships with its employees to be satisfactory.

Seasonality

     The ice cream industry generally experiences its highest volume during the spring and summer months and the lowest volume in the winter months. In this regard, according to statistics published by the International Ice Cream Association, 35.5% of sales of novelty ice cream products and 29.5% of sales of packaged ice cream products were made during the third quarter (July -
September) of calendar 1996 while only 18.0% of sales of novelty ice cream products and 22.4% of sales of packaged ice cream were made during the first quarter (January - March) of calendar 1996.

Recent Developments

     1. On December 18, 1997, the Company entered into agreements to acquire companies engaged in the full service distribution of ice cream in the New York Metropolitan area through its wholly-owned subsidiary New York Frozen Desserts, Inc. In exchange for all the assets of New Yorker Ice Cream Corp., the Company will pay $465,000 at closing, $800,000 over three years with interest at 8% and assume certain obligations. In exchange for all the assets of Jerry's Ice Cream Co., Inc., the Company will pay $245,000 at closing, and $220,000 over three years with interest at 8%. The Company intends to finance these acquisitions from an additional offering of securities planned for 1998, though there are no assurances that such offering can be successfully consummated.

  New Yorker Ice Cream Co.

     New Yorker Ice Cream Co. ("New Yorker") is a family run distribution business specializing in the ice cream category. The company is owned by Ted Ketsoglou, a third generation family member. Originally founded as a manufacturer of ice cream products, New Yorker has evolved into a full service distributor concentrating in the metro New York City area handling retail and foodservice accounts. These locations include retail stores, restaurants, deli's, institutional sales, supermarkets, vending, parks and beaches as well as airports and travel facilities.

     New Yorker operates truck routes in its distribution area and services these accounts on a regular basis up to several times per week per account. These routes are secured via New Yorker's own ice cream cabinet program whereby each account is supplied with a late model freezer dedicated to New Yorker's carefully planned ice cream product selection. New Yorker Ice Cream highlights major regional and national brands such as Haagen-Dazs, Baskin Robbins, Good Humor, Marino Italian Ices, Friendly's, as well as other major brands including New Yorker's own private label products.

     New Yorker staffs its own in-house refrigeration and service department to insure the Company and its customers a high degree of satisfaction and support in the maintenance and repair of equipment. In addition, New Yorker has a highly trained and dedicated staff of sales executives who have extensive knowledge and experience in the frozen dessert and ice cream category. The Company also employs a quality control program that guarantees the freshest possible product properly handled at all times. This includes inventory controls whereby product is brought in on a regular basis to the warehouse and rotated for freshness.

  Jerry's Ice Cream Co.

     Jerry's Ice Cream Co. ("Jerry's") is owned and operated by Jerry Schneider, and services accounts in the metro New York and Westchester region. Jerry's trucks supply ice cream products to its accounts on a regular basis. Jerry's also supplies freezer cabinets to accounts that are personally secured by Jerry. The accounts are then provided with leading brand names such as Haagen-Dazs, Friendly's, Baskin Robbins, Good Humor and others. Jerry takes a "hands on" approach to the business, visiting his current accounts on a weekly basis.

     Jerry's utilizes the maintenance and repair facilities of New Yorker Ice Cream to keep his accounts and their equipment in proper operating condition. Jerry's Ice Cream supplies these freezers and products to both retail businesses as well as various food service accounts.

     2. On March 4, 1998, the Company, through its wholly-owned subsidiary, signed a license agreement to sell and distribute frozen juice bars under the name of a nationally known licensor. This agreement is for a limited territory in the Eastern part of the country for a period of two years. The Company has the option to obtaining two sublicensees to operate under the main agreement on its behalf.

ITEM 2.     DESCRIPTION OF PROPERTY

     On February 15, 1998, the Company signed a lease for a three-month term, renewable monthly, for office space in Rye, New York. This office will serve as the corporate office of the Company until such time as the Company and the planned acquisitions can be relocated to an appropriate facility. The lease in Jericho, New York expired without any additional costs.

ITEM 3.     LEGAL PROCEEDINGS

Darigold, Inc. v. Mike's Original, Inc.  Index No.  97-023870
-------------------------------------------------------------
     On August 19, 1997, Dairgold commenced an action against the Company seeking damages in the amount of $27,683.40, plus accrued interest and counsel fees arising from the Company's purported breach of the terms of a promissory note delivered by the Company to Darigold, Inc. In addition, the complaint seeks damages in the amount of $59,379.00, arising from the Company's alleged failure to accept return of certain inventory that was in Darigold's stock. The Company has filed an answer denying the allegations of the complaint. On January 12, 1998, Darigold filed a motion for partial summary judgment with respect to the Company's purported breach of the promissory note.

     On April 1, 1998, the Company entered into a partial settlement of this action with Darigold. In accordance with the terms of the partial settlement, the Company agreed to pay Darigold $10,000 immediately, and monthly payments of $4,125.45 through September 1, 1998. In return, Darigold has withdrawn its motion for partial summary judgment with respect to the Company's purported breach of the promissory note and has dismissed, with prejudice, the cause of action in the complaint relating to the promissory note.

Kelley-Clarke, Inc. v. Mike's Original, Inc. Index No. 97-034292
----------------------------------------------------------------

     On December 11, 1997, Kelley-Clarke commenced an action against the Company seeking damages in the amount of $25,996.00 arising from certain alleged commissions that Kelley-Clarke claims are due to it from the Company. The Company has filed an answer asserting affirmative defenses and intends to defend this action vigorously.

J.W. Messner, Inc. v. Mike's Original, Inc., Index No. 96 Civ. 4716
-------------------------------------------------------------------

     On May 22, 1997, the parties entered into a Stipulation of Settlement, wherein the Company agreed to pay J. W. Messner the sum of $125,935.82, in three installments as follows: $40,000 on June 30, 1997; $42,967.91, plus accrued interest, on or before June 30, 1998; and $42,967.91, plus accrued interest, on or before December 31, 1998.

Universal Folding Box Co., Inc. v. Mike Original, Inc., et al
--------------------------------------------------------------

     On April 2, 1998, the Company was served with a summons and complaint in an action known as Universal Folding Box Co., Inc. v Mike's Original, Inc., et al. This action is pending in the Superior Court of New Jersey, Hudson County, Docket No. HUD-L-1585-98. The complaint seeks damages in the amount of $82,036.67, arising from the sale of various supplies and services for which plaintiff claims it was not paid. The Company intends to file an answer in this action denying the allegations of the complaint.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

     The Company's Common Stock and Warrants were listed and commenced trading on the OTC Bulletin Board under the symbols MIKS and MIKSW on July 31, 1997. The following table sets forth, for the quarters indicated, the quarterly high and low closing bid prices for the Common Stock and Warrants as reported by the OTC Bulletin Board.


                                               Common Stock                      Warrants
                                            High Bid       Low Bid        High Bid      Low Bid
                                            --------       -------        --------      -------

1997
     Third Quarter . . . . . . . . . .           10            5              5          1.375
     Fourth Quarter. . . . . . . . . .        5.125       2.5625          2.125              1

1998
     First Quarter . . . . . . . . . .        4.375        2.125          1.375            .50
     Second Quarter (through April 7, 1998)    2.50            2           .875           .875


     The bid prices set forth above reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions. As of March 31, 1998, there were approximately 200 stockholders of record of the Common Stock.

     The Company has not paid any dividends on its Common Stock and does not presently intend to do so. Future dividend policy will be determined by its Board of Directors on the basis of the Company's earnings, capital requirements, financial condition and other factors deemed relevant.

     The transfer agent and registrar of the Company's Common Stock is American Stock Transfer and Trust Co., 40 Wall Street, New York, New York 10005.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Years Ended December 31, 1997 and December 31, 1996

     The Company's net sales for the years ended December 31, 1997 and 1996 were $384,348 and $2,392,259, respectively, a decrease of 84%. This decrease resulted from the initial fill of product into the distributor pipeline which occurred early in 1996, as well as the Company's limited capital in 1997, which limited capital has adversely impacted its ability to purchase product from its manufacturer to fill existing customer orders and has limited its ability to engage in marketing and advertising programs to promote additional sales. Net sales for 1997 were also adversely affected by the determination by Kraft to terminate its distributorship agreement with the Company. Net sales for 1997 was further reduced by approximately $129,000, representing net returns from this distributor.

     Gross profit (loss) for the years ended December 31, 1997 and 1996 declined 107% and 5%, respectively, ($66,850) and $952,624, taking into account the return of product previously described. Gross profit as a percentage of sales (before the effect of the sales returns) for the year ended December 31, 1997 declined to a deficit of 17.4% of net sales compared to 39.8% for the year ended December 31, 1996. The decrease in gross profit dollars is primarily attributable to the decline in net sales and gross profit percentage. Gross profit as a percentage of net sales declined partly as a result of higher raw material costs associated with the manufacture of the Company's ice cream products, reduced selling prices to certain area retailers and the very limited volume.

     General and administrative expenses (G&A) for the years ended December 31, 1997 and December 31, 1996 were approximately $2,178,000 and $2,194,000 respectively. The major components of these expenses for the years ended
December 31, 1997 and December 31, 1996 were payroll and related taxes of $399,000 and $361,000, respectively, legal and accounting fees of $597,000 and $413,000, respectively (of which $450,000 was paid in Common Stock during calendar year 1997) and consulting fees of $948,000 and $1,178,000, respectively (of which $855,000 and $180,000, respectively was paid in Common Stock). The shares issued during the year ended December 31, 1997, though restricted securities, were valued by the Company at $1,311,000, based upon 25% discounts from the initial public offering ("IPO") price on transactions occurring prior to the IPO and the closing bid price on the date authorized for transactions occurring after the IPO.

     Selling and shipping expenses for the years ended December 31, 1997 and December 31, 1996 were approximately $724,000 and $2,596,000 respectively. The decline for the 1997 period was primarily from decreases in retail introductory programs from $602,000 to $131,000 and store and media price reduction coupons and media events from $983,000 to $314,000, as well as decreases in advertising programs with store chains from $305,000 to $64,000.

     Research and development costs for the year ended December 31, 1997 was $28,594 as compared to $70,632 for the year ended December 31, 1996. This decrease of $42,038 or 60% is a direct result of the limited capital available for such expenditures.

     Interest expense, net of interest income for the years ended December 31, 1997 and December 31, 1996 were $1,506,000 and $142,,000 respectively. $169,000 of the net interest cost for the year ended December 31, 1997 was attributable to the conversion of open accounts payable into interest-bearing accounts, and additional borrowings from related parties and other creditors. These additions to interest-bearing obligations began in mid 1996 and continued in 1997 until completion of the Company's IPO. The remainder of interest charges for the years December 31, 1997 and 1996 resulted from non-cash imputed interest charges of $1,327,000 and $34,000, respectively, primarily in connection with the issuance of Common Stock to the Company's manufacturer, and the issuance of convertible debt and/or warrants to lenders, including vendors. The imputed interest charges attributable to the shares issued and issuable to these various creditors in 1997 were charged to operations in the period the shares or convertible securities were initially issued. The shares, though restricted securities, were valued by the Company based upon a 25% discount from the IPO price.

     Net loss for the years December 31, 1997 and 1996 amounted to $4,503,000 and $4,051,000, respectively. The primary reason for the net loss in 1997 was the lack of sales volume, the lack of cash flow through the date of the IPO and the high interest costs associated with the high debt levels prior to the IPO. The 1996 net loss was attributable to the high selling, general and administrative expenses combined with lower gross profits.

Liquidity and Capital Resources

     The Company's cash requirements have been significantly exceeding its resources due to the substantial promotional expenses incurred in connection with the entry by the Company into new markets and expansion into new locations in existing markets, which to date have not resulted in sales sufficient to offset these expenditures. As a result of the Company's limited operating resources, the Company also has been unable to participate in certain programs which may have increased sales. In August 1997, the Company received net proceeds of $3,342,000 from its IPO. This offering was an integral part of the Company's plans to meet its cash requirements. The Company believes that based upon its current plans, its resources, including the proceeds of this offering, will be sufficient to meet its cash requirements through June 30, 1998. The Company also believes that certain long-term indebtedness due on December 31, 1997 and December 31, 1998 (approximately $206,000 and $362,000 respectively plus accrued interest thereon) will be payable from internally generated funds, if any, or debt financing or from the sale of additional debt or equity securities. The amounts due on December 31, 1997 were not paid and the Company is currently negotiating new terms and due dates for this debt. Other than its IPO, the Company has no commitments or arrangements for any future financing and there can be no assurance that future financing can otherwise be obtained on satisfactory terms, if at all.

     The Company has historically raised capital through the private equity markets, and through debt financing and short-term loans, and will continue to pursue these opportunities, if necessary. Prior transactions have involved officers, directors, stockholders and affiliates of the Company, as may future transactions.

     Based upon the above circumstances, the Company has received a going concern opinion for the year ended December 31, 1997 from its independent auditors. Management's plan is to change the emphasis of the Company's operations from marketing and distributing super-premium ice cream products to marketing and distributing frozen desserts that will include a line or lines of super-premium ice cream products. Management intends to accomplish this plan through the strategic acquisition of distribution companies, concentrated in large metropolitan areas, which will provide new brands and customers, distribution expertise and an operations center that can absorb future acquisitions. The Company is engaged in discussions with nationally known companies to obtain licenses to market and distribute product bearing the name of the licensor. These acquisitions and distribution licenses would be financed from an additional offering of securities planned for 1998, though there are no assurances that such offering can be successfully consummated. See Notes 2, 13 and 14 of Notes to Financial Statements.

     Except for historical information contained in this Report, the matters discussed are forward-looking statements that involve risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: the effect of business and economic conditions; the impact of competitive products and pricing; capacity and supply constraints or difficulties; product development, commercialization or technological difficulties; and the regulatory and trade environment.

ITEM 7.   FINANCIAL STATEMENTS

     The following selected financial data has been derived from the audited financial statements of the Company and should be read in conjunction with, the financial statements and related notes appearing elsewhere in this Form 10-KSB.

Statement of Operations Data:

                                             Fiscal Year Ended December 31,

                                     Nine Months
                                        ended
                                      December 31,
                                         1995             1996                1997
                                      ------------        ----                ----

  Net sales. . . . . . . . . . . . .  $2,312,144        $2,392,258           $384,348
  Net loss from operations . . . . .  (1,614,858)       (4,050,547)        (4,502,645)
  Basic loss per common share. . . .      $(1.23)           $(2.54)            $(1.69)
  Weighted average number of
     shares outstanding. . . . . . .   1,311,398         1,592,106          2,662,013



Balance Sheet Data:
                                                    December 31, 1997
                                                    -----------------

  Working capital (deficit). . . . . . . . . . .      ($1,062,651)
  Total assets . . . . . . . . . . . . . . . . .          623,674
  Stockholders' equity (deficit) . . . . . . . .       (1,051,056)


The financial statements listed in Item 7 are included in this Report beginning on page F-1.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES

     (a) Information previously reported in Report on Form 8-K dated January 15, 1998.

                                    PART III

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Company's directors and executive officers as of March 31, 1998 were as follows:

        Name              Age    Position(s) with the Company
        ----              ---    ----------------------------

     Michael Rosen        39     Chairman of the Board, Chief
                                 Executive Officer, President and Director

     Michael Mitchell     57     Vice-President -Marketing and Sales

     Frederic D. Heller   60     Director

     Rachelle Rosen       38     Secretary and Treasurer

     Martin Pilossoph     67     Director

     Arthur G. Rosenberg  60     Director

     Myron Levy           56     Director


     Michael Rosen has been the Chief Executive Officer of the Company and a director since its inception in March 1993 and President since September 1996. For six years prior to the formation of the Company, Mr. Rosen was President and sole shareholder of Progressive Personnel, Inc., a career search firm in New York City. Mr. Rosen graduated from the State University of New York, Brockport with a Bachelor of Science degree in Business and Sports Administration. Mr. Rosen is the husband of Rachelle Rosen and the son-in-law of Martin Pilossoph.

     Michael Mitchell has been Vice President-Marketing and Sales since August 1997. From 1989 to August 1997, Mr. Mitchell was an independent consultant under the name Mitchell Associates. From 1986 to 1989, Mr. Mitchell was Vice President of Dunkirk Ice Cream in Dunkirk, New York. From 1980 to 1985, he served in various capacities for Atlantic Processing, including Sales and Operations Manager of their ice cream division. From 1979 to 1980, Mr. Mitchell was Vice President-Sales and Marketing for Schraffts Ice Cream. Mr. Mitchell has over thirty years experience in the ice cream industry and has specialized in successfully developing troublesome operations.

     Frederic D. Heller was Vice President of Finance and director of the Company from January 1997 until November 14, 1997 when he resigned as an officer of the Company. Since November 1997, Mr. Heller has been Chief Financial Officer of J & W Management Corp., a commercial real estate management company. Mr. Heller is a CPA licensed in the State of New York for over the last ten years. Prior to joining the Company, from November 1994 through January 1997, he practiced as an independent financial consultant including rendering such services to the Company in that capacity from August 1996 to January 1997. From September 1992 through October 1994, Mr. Heller was Vice President of Finance and director of Vasomedical, Inc., formerly Future Medical Products, Inc., a publicly owned business involved in the merchandising of certain medical technology. From October 1990 through September 1992, Mr. Heller was president and chief operating officer of FDH Enterprises, Inc., a company rendering financial consulting services to business clients.

     Martin Pilossoph has been a director of the Company since September 1995. For the past five years, Mr. Pilossoph has been a Senior Sales Executive of the Ingram Companies, a national video wholesaler. Mr. Pilossoph is the father of Rachelle Rosen and the father-in-law of Michael Rosen.

     Arthur G. Rosenberg has been a director of the Company since September 1995. Mr. Rosenberg has been a practicing attorney for more than the past ten years. Since June 1, 1987, he has been Vice President of Acquisitions of The Associated Companies, a residential land and commercial developer located in Bethesda, Maryland.

     Myron Levy has been a director of the Company since July 1997. Since June 1993, Mr. Levy has been President of Herley Industries, Inc., a publicly owned designer and manufacturer of flight instrumentation products. From May 1991 to June 1993, Mr. Levy served as Executive Vice President and Treasurer of Herley Industries, Inc. Mr. Levy also has been a director of Herley since 1992.

     Rachelle Rosen has been Secretary and Treasurer of the Company since its formation in 1993. Ms. Rosen served as a director of the Company from 1993 until January 1997. It was Ms. Rosen's cheesecake that gave her husband, Mike, the idea and concept for Mike's Original Cheesecake Ice Cream. She received a Bachelor of Science degree from Queens College. Ms. Rosen is the daughter of Martin Pilossoph and the wife of Michael Rosen.

     The Company's Board of Directors is classified into three classes. The directors in each class serve for three-year terms. Arthur Rosenberg is a member of Class I which serves until the Company's 1997 Annual Meeting of Stockholders. Martin Pilossoph is a member of Class II which serves until the Company's 1998 Annual Meeting of Stockholders and Myron Levy has been elected to serve as a member of Class II which serves until the Company's 1998 Annual Meeting of Stockholders. Michael Rosen and Frederic D. Heller are members of Class III which serves until the Company's 1999 Annual Meeting of Stockholders. Directors who are not employees of the Company, of which there are presently two, and upon consummation of this offering will be three, receive no cash compensation for their services to the Company as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors. All members of the Board of Directors are eligible to participate in the Company's stock option plans. Each director attended or participated in at least 75% of the meetings of the Board of Directors during his or her tenure in fiscal 1997.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the cash and other compensation paid or accrued by the Company during the year ended December 31, 1997 and 1996 and the nine months ended December 31, 1995 to the Company's Chief Executive Officer. No other executive officer earned over $100,000 in any fiscal year.

                                                                           Long Term
                                       Annual Compensation                Compensation
                              ------------------------------------------  ------------
                                                                           Securities
     Name and                                              Other  Annual    Underlying         All Other
Principal Position            Year   Salary      Bonus     Compensation(2)   Options          Compensation
-------------------           ----   ------      -----     --------------- ------------       ------------

Michael Rosen                 1997    $98,083      -              -          50,000(3)            -
 Chairman of the Board,       1996    112,250(1)   -              -         200,000(3)            -
 President, Chief          9/30/95(4)  81,000(1)   -              -              -                -
 Executive Officer

___________

(1)   Does not include an  aggregate  of $89,565 of salary which was accrued and not paid to Mr. Rosen during the period from inception  through  September
      30, 1996, to which Mr. Rosen has waived all rights.
(2)   The value of all perquisites provided to the Company's officers did not exceed the lesser of $50,000 or
      10% of the officer's salary and bonus.
(3)   Represents ten-year options granted in May 1996 and September 1996 pursuant to the Company's 1995
      Long Term Incentive Plan.
(4)   Represents the nine month period ended December 31,1995.

Option/SAR Grants in Last Fiscal Year

     The following table sets forth all stock options granted to the executive officers named in the Executive Compensation table during the fiscal year ended December 31, 1997 and 1996.

                                       Individual Grants
                   -------------------------------------------------------------
                   Number of      % of Total
                   Securities     Options/SARS
                   Underlying     Granted to
                   Options/SARS   Employees in    Exercise or Base    Expiration
Name               Granted (#)    Fiscal Year       Price ($/Sh)          Date
----               ------------   -------------   -----------------   ----------

Michael Rosen         33,333          12.5%            $3.00           May 31, 2006   (1)
                     166,667          62.5%            $1.50           September 11, 2006 (2)
                      50,000          42.9%            $1.50           May 1, 2007(3)
------

(1)  Represents ten year options granted in May 1996, pursuant to the Company's 1995 Long Term Incentive
     Plan.  Options became fully vested on November 30, 1996.
(2)  Represents ten year options granted in September 1996, pursuant to the Company's 1995 Long Term
     Incentive  Plan.  Options beneficial vested on March 12, 1997.
(3)  Represents ten year options granted in May 1997 pursuant to the Company's 1995 Long Term Incentive
     Plan.  Options vested on November 1, 1997.


Employment Agreements

     Michael Rosen

     The Company has entered into an employment agreement with Michael Rosen pursuant to which Mr. Rosen has agreed to serve as Chairman of the Board and Chief Executive Officer of the Company, at an annual base salary of $100,000 for the first year of the agreement and an annual base salary of $125,000 for each of the remaining five years of the agreement. Mr. Rosen is also entitled to a $50,000 bonus for each of the third through sixth years of the Agreement in the event the Company's pretax income for such year exceeds $1,000,000. Mr. Rosen's employment agreement is for six years, which commenced on June 1, 1995. The employment agreement provides that Mr. Rosen may be terminated only for a material breach of the terms of the agreement which is not cured after he receives five (5) days written notice.

     Mr. Rosen's employment agreement restricts him from engaging in competition with the Company for the term thereof and contains provisions protecting the Company's proprietary rights and information, including the use of the name "Mike's Original ". The agreement also provides for the payment to Mr. Rosen of three times his previous year's total compensation, less $1.00, upon the termination of his employment in the event of a change in control of the Company. For those purposes, a change in control is defined to mean (a) change in control as such term is defined on Regulation 240.12b-2 of the Securities Exchange Act of 1934, as amended or (b) if during the term of the agreement, individuals who at the beginning of such agreement constitute the board of directors of the Company cease for any reason to constitute at least a majority thereof, unless the election of each director who is not a director at the beginning of such period has been approved in advance by the directors representing at least two-thirds (2/3) of the directors then in office who were directors at the beginning of the term of the agreement.

     Michael Mitchell

     The Company also has entered into an employment agreement with Michael Mitchell. This agreement provides that Mr. Mitchell will serve as Vice President of the Company, and will receive as compensation therefor an annual base salary of $115,000 per year, p to $25,000 in travel expenses, plus an incentive bonus equal to 3% of the Company's pre-tax income, as defined. This agreement is for an initial term which terminates one year from the effective date of the initial public offering, July 31, 1997, and provides that if Mr. Mitchell is terminated after the initial term other than for "cause" (as defined"), or dies or becomes permanently disabled, the Company will pay to him certain severance. This agreement contains the same change of control provision as set forth in Mr. Rosen's employment agreement and also restricts Mr. Mitchell from engaging in competition with the Company for the term thereof and for one year thereafter and contains provisions protecting the Company's proprietary rights and information.

Consulting Agreements

     The Company has entered into a consulting agreement with Alma Management Corp. ("Alma"), as of November 1, 1996. Under this agreement, which is for a term ending October 31, 1998, Alma has agreed to cause its two principals (the "Principals"), to provide sales and marketing advisory and consulting services to the Company. Alma receives an annual consulting fee of $50,000 payable at the Company's option in either cash or Common Stock. In addition, Alma has received 30,000 shares of Common Stock and options to purchase 133,333 shares of Common Stock at an exercise price of $1.50 per share. One-third of the options vest on May 1, 1997, one-third six months thereafter and the balance vest on May 1, 1998. The Company may terminate the services of either Principal under the consulting agreement with Alma if such Principal cannot adequately perform his duties thereunder because of mental or physical disability, death or for "Just Cause" (as defined). The consulting agreement provides that if one of the Principals is terminated by the Company, the consulting fee paid to Alma will be reduced by one half and if both Principals are terminated by the Company, no further compensation will be paid to Alma. The consulting agreement restricts Alma and the Principals from engaging in competition with the Company for the term thereof and for one year thereafter and contains provisions protecting the Company's trade secrets and proprietary rights and information.

Stock Plans

     1995 Long Term Incentive Plan

     In August 1995, the Company adopted The Mike's Original, Inc. 1995 Long Term Incentive Plan (the "1995 Incentive Plan") in order to motivate qualified employees of the Company, to assist the Company in attracting employees and to align the interests of such persons with those of the Company's stockholders.

     The 1995 Incentive Plan provides for the grant of "incentive stock options" within the meaning of the Section 422 of the Internal Revenue Code of 1986, as amended, "non-qualified stock options," restricted stock, performance grants and other types of awards to officers, key employees, consultants and independent contractors of the Company and its affiliates.

     The 1995 Incentive Plan, which is administered by the Board of Directors, authorizes the issuance of a maximum of 433,333 shares of Common Stock. If any award under the 1995 Incentive Plan terminates, expires unexercised, or is canceled, the Common Stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. To date, the Company has granted an aggregate of 306,667 options to purchase Common Stock under the 1995 Incentive Plan, of which 250,000 options have been granted to Michael Rosen, the Company's Chairman of the Board and Chief Executive Officer. 33,333 of these options are exercisable for ten years from the date of grant at a price of $3.00 per share and 216,667 of these options are exercisable for ten years from the date of grant at a price of $1.50 per share. Another
56,667 options have been granted to Steven A. Cantor. Each of the options granted to Mr. Cantor are exercisable for a ten year term at a price of $1.50 per share. As of March 31, 1998, none of these options had been exercised.

     1996 Non-Qualified Stock Option Plan

     In October 1996, the Company's Board of Directors approved a 1996 Non-Qualified Stock Option Plan (the "Non-Qualified Plan") which covers 500,000 shares of the Company's Common Stock. The options become exercisable in installments as determined at the time of grant by the Board of Directors. As of the date of this Prospectus, the Company had granted 478,333 options to purchase shares of Common Stock under the Non-Qualified Plan at an exercise price of $1.50 per share. Arthur G. Rosenberg, Martin Pilossoph and Myron Levy have been granted options to purchase 23,333 shares of Common Stock each at the exercise price of $1.50 per share pursuant to the Non-Qualified Plan. Frederic D. Heller has been granted options to purchase 58,333 shares of Common Stock at the exercise price of $1.50 per share pursuant to the Non-Qualified Plan. Alma has been granted options to purchase 133,333 shares of Common Stock at an exercise price of $1.50 per share pursuant to the Non-Qualified Plan. Steven A. Cantor has been granted options to purchase 76,667 shares of Common Stock at an exercise price of $1.50 per share. As of March 31, 1998, none of these options had been exercised.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     The following table sets forth the beneficial ownership of shares of voting stock of the Company, as of March 31, 1998, of (i) each person known by the Company to beneficially own 5% or more of the shares of outstanding Common Stock, (ii) each of the Company's executive officers and directors, and (iii) all of the Company's executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and investment and voting power is held by, the persons named as owners:


                                 Amount and Nature
     Name and Address of         of Shares                 Percentage
     Beneficial Owner            Beneficially Owned        Ownership
     -------------------         -------------------       -----------
     Michael Rosen (1)                283,333  (2)             8.3%
     Rachelle Rosen (1)               283,333  (3)             8.3%
     Steven A. Cantor (1)             432,295  (4)            12.9%
     Annette Cantor                   298,650                  9.2%
     Michael Mitchell                       0  (5)              *
     Arthur G. Rosenberg (1)           23,333  (6)              *
     Martin Pilossoph (1)              23,333  (6)              *
     Frederic D. Heller (1)            75,000  (7)             2.2%
     Myron Levy (1)                    24,167                   *
     Louis P. Solferino (8)           180,034                 5.6%
     Michael Jones (9)                146,342                 4.5%
     The Moshe Isaac Foundation (10)  200,000                 6.2%
     Food Commodities Limited (11)    266,667                 7.8%
     All officers and directors
      as a group (6  persons)         370,834  (12)          10.9%

* less than one percent (1%) unless otherwise indicated.

(1) The address for each of these persons is 350 Theodore Fremd Avenue, Rye, New York 10580.
(2) Includes options to purchase 33,333 shares of Common Stock granted under the 1995 Long-Term Incentive Plan in May 1996 and options to purchase 166,667 shares of Common Stock granted under the 1995 Long- Term Incentive Plan in October 1996. Does not include options to purchase 50,000 shares of Common Stock granted under the 1995 Incentive Plan in May 1997.
(3) Represents Common Stock and options to purchase Common Stock owned by Michael Rosen, Ms. Rosen's husband. Rachelle Rosen otherwise owns no shares of Common Stock.
(4) Includes options to purchase 56,667 shares of Common Stock granted under the 1995 Long-Term Incentive Plan and options to purchase 76,666 shares of Common Stock granted under the 1996 Non-Qualified Plan.
(5) Does not include options to purchase 66,667 shares of Common Stock granted under the 1996 Non-Qualified Plan.
(6) Includes options to purchase 23,333 shares of Common Stock granted under the 1996 Non-Qualified Plan.
(7) Includes options to purchase 58,333 shares of Common Stock granted under the 1996 Non-Qualified Plan.
(8) The address for Mr. Solferino is 115 Blue Spruce Road, Levittown, New York 11756.
(9)  The  address for Mr.  Jones is 86 West Main  Street,  East Islip,  New York
     11730.
(10) The address for The Moshe Isaac Foundation is c/o Teaneck Nursing Center, 1104 Teaneck Road, Teaneck, New Jersey 07666. The principal of this entity is Michael Koenig.
(11) The address for Food Commodities Limited is Bel Royal House, Hilgrove Street, St. Helier, Jersey JE24WG, British Isles. The principal of this entity is Robert S. Fraley.
(12) Includes 246,667 shares issuable upon the exercise of options granted pursuant to the Company's stock option plans.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In April 1997,  the Company issued 150,000 shares of Common Stock to Steven
A. Cantor, the Company's largest stockholder, as consideration for the termination of his three year consulting agreement providing for payments of $125,000 annually, which would have commenced on the Company's IPO.

     In December 1996, the Company issued a convertible promissory note to The Moshe Isaac Foundation bearing interest at the rate of 8% per annum in the principal amount of $225,000 (the "Convertible Note"). The Convertible Note was to paid in full the earlier of five (5) days after the closing date of an initial public offering or December 31, 1997. In lieu of receiving payment, the holder of the Convertible Note has the right to convert within five (5) days of the closing of such initial public offering into 200,000 shares of Common Stock. In April 1997, such note was converted into 200,000 shares of Common Stock.

     In October 1996, the Company issued 16,667 shares of Common Stock to Frederic D. Heller, the Company's Vice President-Finance, Treasurer and a director, as payment for services rendered during the year ended December 31, 1996. These shares were valued at $3.00 per share, the estimated fair market value of the Common Stock at the date of issuance.

     On August 28, 1996, Michael Rosen, the Company's Chairman of the Board, President and Chief Executive Officer was issued a promissory note in the principal amount of $206,250. The funds that Mr. Rosen loaned the Company were the proceeds of a sale by Mr. Rosen to investors of 183,333 shares of his Common Stock at a price of $1.12 per share. This loan bears interest at a rate of 8% and initially was payable the earlier of (i) thirteen (13) months from the date of the loan, or (ii) the date the Company successfully consummates an initial public offering of securities of the Company, but only to the extent that the over-allotment option is exercised in such offering and only from the proceeds received by the Company from the exercise of the over-allotment option. In
September 1996, the maturity date of this promissory note was revised to September 30, 1998. In addition, the revised promissory note provides that one-half of the outstanding principal amount of the note will be paid with accrued interest thereon in the event the Company successfully consummates an initial public offering of securities of the Company, but only to the extent that the over-allotment option was exercised in such offering and only from the proceeds received by the Company from the exercise of the over-allotment option. As of March 31, 1998, this loan remained outstanding.

     In August, September and October 1996, the Company received three loans from Steven A. Cantor aggregating $253,750. A portion of the funds that this stockholder loaned the Company was a result of the stockholder selling shares of his Common Stock to an investor. In August 1996, this stockholder sold 38,889 shares of his Common Stock at a price of $1.12 per share. In September 1996, this stockholder sold 23,333 shares of his Common Stock at a price of $1.50 per share. These loans, which were consolidated into one note in September 1997, bear interest at a rate of 8% and are payable the earlier of (i) June 1, 1997, or (ii) with respect to $123,750 of the principal amount, the date the Company successfully consummates an initial public offering of securities of the Company, but only to the extent that either the over-allotment option is exercised in such offering or within ninety (90) days after the underwriter elects not to exercise the over-allotment option. This loan was repaid in 1997.

     On May 30, 1996, the Company received loans of $50,000 each from Louis P. Solferino and Michael P. Jones. The loans bear interest at an annual rate of 10% and initially were due on demand. In September 1996, the maturity date of these promissory notes was revised to occur the earlier of (i) May 30, 1998 or (ii) the date the Company successfully consummates an initial public offering of securities of the Company, but only to the extent that the over-allotment option is exercised in such offering and only from the proceeds received by the Company from the exercise of the over-allotment option. In addition, the Company issued 6,667 shares of its Common Stock to each of Mr. Solferino and Mr. Jones. These shares were valued at $3.00 per share, the fair market value of the Common Stock at the date of issuance. As of March 31, 1998, these loans remained outstanding.

     In February 1996, the Company issued $150,000 and $75,000 of 12% convertible promissory notes to Mr. Solferino and Mr. Jones, respectively, which were payable on the earlier of August 31, 1996 or upon the consummation of an interim financing as contemplated by a letter of intent with an investment banker for an initial public offering of the Company's securities. In June 1996, in lieu of receiving payment in such event, the holders of the notes exchanged the notes, based on a conversion price determined by the notes, into Second Private Placement Units. In April 1997, Mr. Solferino and Mr. Jones converted $16,050 and $8,025 of the principal and accrued interest into 8,025 and 4,013 shares of Common Stock, respectively.

     During the fiscal year ended March 31, 1995, the Company issued two promissory notes of $25,000 each to Elizabeth Pilossoph, who is the mother of Rachelle Rosen, the mother-in-law of Michael Rosen, and the wife of Martin Pilossoph. These notes were originally due in November and December 1998, respectively. The Company repaid one of these notes in April 1995. In September 1995, the maturity date of the outstanding promissory note was revised to occur the earlier of the Company receiving proceeds from a securities offering or June 1, 1996. In April 1996, the maturity date of the outstanding promissory note was revised to occur subsequent to the repayment of the Penn Note issued in April 1996. In September 1996, the maturity date of this promissory note was revised to occur the earlier of (i) February 1, 1998 or (ii) upon the occurrence of events defined by the note as a "Change in Control." Interest accrues at an annual rate of 6% and is payable at the maturity of the note.

     During the fiscal year ended March 31, 1994, the Company borrowed $100,000 from the mother of Steven A. Cantor. The loan, which was originally due on demand, was formalized in the form a promissory note during September 1995. In April 1996, the maturity date of the $100,000 obligation was revised to occur subsequent to the repayment of the Penn Note issued in April 1996. The loan was non-interest bearing through April 1994. From May 1994 through maturity interest accrues at an annual rate of 6% and is payable upon maturity. In September 1996, the maturity date of this promissory note was revised to occur the earlier of:
(i) February 1, 1998 or (ii) upon the occurrence of events defined by the note as a "Change in Control." During the fiscal year ended March 31, 1995, the Company borrowed an additional $100,000 from Ms. Cantor. The loan was due on demand with interest at an annual rate of 6%. The Company repaid $50,000 of this loan in March 1995, and repaid the remaining $50,000 during April 1995.

     During the fiscal year ended March 31, 1994, the Company obtained loans from Rachelle Rosen and issued promissory notes of $40,000 and $15,000 which are payable in May and June 1998, respectively. Interest accrues at an annual rate of 8% and is payable at the maturity date of the notes.

     As a general rule, all transactions among the Company and its officers, directors or stockholders have been, and in the future will be, made on terms no less favorable to the Company than those available from unaffiliated parties.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)   Exhibits

3.1   Restated Certificate of Incorporation of the Registrant (*).
3.2   By-laws of the Registrant (*).
10.1  1995 Long Term Incentive Plan (*).
10.2  1996 Non-Qualified Stock Option Plan (*).

10.3 Employment Agreement dated June 1, 1995 between the Registrant and Michael Rosen, as amended (*).

10.4 Consulting Agreement dated November 4, 1996 the Registrant and Steven A. Cantor (*).

10.5 Consulting Agreement dated November 1, 1996 between the Registrant and Alma Management Corp.(*)

10.6  Form of Second Private Placement Note (*).

10.7  Form of Second Private Placement Unit Subscription Agreement (*).

10.8 Form of Indemnification Agreement between the Registrant and its officers and directors (*).

10.9 Credit Agreement dated April 10, 1996, as amended, between the Registrant and The Penn Traffic Company (*).

10.10 Manufacturing, Delivery & Pricing Agreement dated as of September 11, 1996 between the Registrant and Fieldbrook Farms (*).

10.11 Asset Purchase Agreement between New Yorker Frozen Desserts, Inc., New Yorker Ice Cream Corp, Kerry Group Ltd., Ted Ketsoglou and the Registrant dated December 18, 1997.

10.12 Asset Purchase Agreement between New Yorker Frozen Desserts, Inc., Jerry's Ice Cream Co., Inc. and the Registrant dated December 18, 1997.

10.13 Credit Agreement with Fieldbrook Farms dated March 20, 1997 (*).

10.14 Modification Agreement with The Penn Traffic Company dated April 15, 1997 (*).

10.15 Employment Agreement dated July 16, 1997 between the Registrant and Michael Mitchell (*).

21    Subsidiaries of Registrant

          Name                           State of Incorporation
          ----                           ----------------------

      New York Frozen Desserts, Inc.           New York

27    Financial Data Schedule
-------

(*) Incorporated by reference to Registration Statement on Form SB-2 (No. 333-21575) filed July 23, 1997.

(b)  Reports on Form 8-K

     1. Report on Form 8-K dated  September 10, 1997 with respect to
        Items 4 and 7.
     2. Report on Form 8-K dated January 15, 1998 with respect to Item 4.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1933, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of April, 1998.

                               MIKE'S ORIGINAL, INC.


                               By: /s/ Michael Rosen
                                  ------------------------------------
                                  Michael Rosen, Chairman of the Board
                                  Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on April 14, 1998 by the following persons in the capacities indicated:

          Signature                 Title
          ---------                 -----

/s/ Michael Rosen                 Chairman of the Board, Chief Executive Officer
Michael Rosen                     President and Director

/s/ Michael Mitchell              Vice President - Marketing and Sales
Michael Mitchell

/s/ Frederic D. Heller            Director
Frederic D. Heller

_______________________________   Director
Myron Levy

/s/ Martin Pilossoph              Director
Martin Pilossoph

/s/ Arthur G. Rosenberg           Director
Arthur G. Rosenberg

                          INDEX TO FINANCIAL STATEMENTS

                                                                                 Page(s)
                                                                                -------

          Report of Independent Certified Public Accountants - Current Auditor   F - 2
          Report of Independent Certified Public Accountants - Prior Auditor     F - 3
          Financial Statements:
            Balance Sheets                                                       F - 4
            Statements of Operations                                             F - 5
            Statement of Changes in Stockholders' Deficit                        F - 6
            Statements of Cash Flows                                             F - 7

          Notes to Financial Statements                                          F - 9


                          INDEPENDENT AUDITOR'S REPORT



          To the Board of Directors and Stockholders
          Mike's Original, Inc.

          We have audited the balance sheet of Mike's Original, Inc. (a Delaware corporation) as of December 31, 1997, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

          We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the financial position of Mike's Original, Inc. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a net loss of $4,502,645 for the year ended December 31, 1997 and as of that date current liabilities exceeded current assets by $1,062,651 and the stockholders' deficit aggregated $1,051,056. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /s/ Lazar Levine & Felix LLP
                                          LAZAR LEVINE & FELIX LLP


          New York,  New York
          February 25, 1998, except for Note 14,
          the date of which is March 4, 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
   Mike's Original, Inc.

We have audited the accompanying balance sheet of Mike's Original, Inc. as of December 31, 1996, and the related statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mike's Original, Inc. as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $4,050,547 during the year ended December 31, 1996, and, as of that date, the Company's current liabilities exceeded its current assets by $2,539,788 and the Company's stockholders' deficit was $2,996,411. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP
GRANT THORNTON LLP

Melville, New York
April 17, 1997 (except for Note 8, as to which the date is June 20, 1997)

                              MIKE'S ORIGINAL, INC.
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1997 AND 1996

                               - ASSETS (Note 8) -


                                                               1997       1996
                                                               ----       ----
CURRENT ASSETS:
  Cash                                                      $ 438,277   $ 32,523
  Accounts receivable, less allowance for doubtful
   accounts of $15,916 and $20,751 for 1997 and
   1996, respectively                                          12,600     61,219
  Inventories (Notes 3b and 4)                                143,899    247,608
  Prepaid expenses                                             17,303     16,589
                                                             --------   --------
TOTAL CURRENT ASSETS                                          612,079    357,939
                                                             --------   --------
FIXED ASSETS - NET (Notes 3c and 5)                             3,505     14,478
                                                             --------   --------
OTHER ASSETS:
  Trademarks and organization costs, net of accumulated
   amortization of $15,489 and $11,787 for 1997 and
   1996, respectively (Note 3d)                                 3,022      6,724
  Security deposits and other assets                            5,068     19,091
  Deferred offering costs                                         -       45,000
                                                             --------   --------
                                                                8,090     70,815
                                                             --------   --------
                                                             $623,674   $443,232
                                                             ========   ========

               - LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
  Accounts payable - trade                                   $500,453 $1,104,336
  Accrued payroll and payroll taxes                            20,587     28,000
  Other accrued liabilities (Note 6)                          137,822    118,607
  Capital lease obligations - current portion                    -         9,957
  Notes payable - related parties (Note 7)                    486,250    253,750
  Current portion of long-term debt (Notes 8 and 13d)         529,618  1,383,077
                                                            ---------  ---------
TOTAL CURRENT LIABILITIES                                   1,674,730  2,897,727
                                                            ---------  ---------
LONG-TERM LIABILITIES:
  Notes payable - related parties (Note 7)                     -         486,250
  Capital lease obligations                                    -           3,611
  Accrued interest - related parties                           -          52,055
                                                            ---------  ---------
                                                               -         541,916
                                                            ---------  ---------

COMMITMENTS AND CONTINGENCIES (Notes 2, 12, 13 and 14)

STOCKHOLDERS' EQUITY (DEFICIT) (Notes 10 and 11):
  Preferred stock, $.01 par value; 500,000 shares
   authorized; none issued or outstanding                      -           -
  Common stock, $.001 par value; 20,000,000 shares
   authorized; 3,265,429 and 1,892,641 shares issued
   and outstanding for 1997 and 1996, respectively              3,265      1,892
  Additional paid-in capital                               10,087,327  4,000,700
  Deferred financing costs                                     -        (360,000)
  Accumulated deficit                                     (11,141,648)(6,639,003)
                                                           ---------- ----------

                                                           (1,051,056)(2,996,411)
                                                           ---------- ----------
                                                           $  623,674 $  443,232
                                                           ========== ==========
                             See accompanying notes

                              MIKE'S ORIGINAL, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                            1997           1996
                                                            ----           ----
SALES - NET (Notes 3e)                                   $  384,348   $2,392,258

COST OF SALES                                               451,198    1,439,635
                                                         ----------   ----------

GROSS PROFIT (LOSS)                                         (66,850)     952,623
                                                         ----------   ----------
OPERATING EXPENSES:
  Selling, marketing and shipping (Note 3f)                 723,861    2,596,500
  General and administrative                              2,177,698    2,193,602
  Research and development (Note 3h)                         28,594       70,632
                                                         ----------   ----------

                                                          2,930,153    4,860,734
                                                         ----------   ----------

LOSS FROM OPERATIONS                                     (2,997,003)  (3,908,111)

  Interest expense - net of interest income of
   $30,744 and $547 for 1997 and 1996, respectively      (1,505,642)    (142,436)
                                                         ----------   ----------
LOSS BEFORE INCOME TAXES                                 (4,502,645)  (4,050,547)
  Provision for income taxes (Notes 3i and 9)                 -            -
                                                         ----------   ----------
NET LOSS                                                $(4,502,645) $(4,050,547)
                                                         ==========   ==========
BASIC LOSS PER SHARE (Note 3j)                               $(1.69)      $(2.54)
                                                             ======       ======
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 3j)      2,662,013    1,592,106
                                                         ==========   ==========


                             See accompanying notes

                              MIKE'S ORIGINAL, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                  Additional   Deferred                   Total
                               Common   Common    Paid-in      Financing     Accumulated  Stockholders'
                               Shares   Amount    Capital      Costs         Deficit      Deficit
                               ------   ------    -----------  ----------    -----------  --------------

Balance at January 1, 1996   1,362,160   $1,362    $ 829,742    $   -        $(2,588,456)  ($1,757,352)

Issuance of common stock for
 services rendered              69,231       69      207,623        -               -          207,692
Sale of common stock to
 investors, net of issuance
 costs of $330,437             461,250      461    1,052,853        -               -        1,053,314
Compensation attributable to
 the transfer of common stock
 owned by the founder for
 services rendered                 -          -      100,000        -               -          100,000
Compensation attributable to the
 issuance of stock options         -          -      812,000        -               -          812,000
Compensation attributable to the
 release of shares held in escrow  -          -      265,000        -               -          265,000
Waiver of compensation payable to
 stockholders and founders         -          -      358,482        -               -          358,482
Imputed interest - convertible
 debt                              -          -      375,000      (375,000)         -              -
Amortization of imputed interest
 - convertible debt                -          -        -            15,000          -           15,000
Net loss                           -          -        -             -        (4,050,547)   (4,050,547)
                               --------   --------   --------     --------    -----------   -----------

Balance at December 31, 1996 1,892,641    1,892    4,000,700      (360,000)   (6,639,003)   (2,996,411)

Amortization of imputed
  interest - convertible debt     -         -           -          360,000          -          360,000
Conversion of debt into common
  stock by creditor            320,288      320      455,938          -             -          456,258
Imputed interest -
  convertible debt                -         -        426,715          -             -          426,715
Issuance of common stock
  for imputed interest          67,000       67      301,433          -             -          301,500
Issuance of common stock
  for services rendered        285,500      286    1,330,964          -             -        1,331,250
Waiver of compensation payable to
 founder                           -         -        27,333          -             -           27,333
Imputed interest attributable to
 warrants issued and loans         -         -       202,500          -             -          202,500
Proceeds from Company's initial
 public offering               700,000      700    3,341,744          -             -        3,342,444

Net loss                           -         -         -              -      (4,502,645)    (4,502,645)
                             ---------  --------  ----------     --------    ------------  ------------
BALANCE AT DECEMBER 31,
 1997                        3,265,429   $3,265  $10,087,327     $    -      $(11,141,648) $(1,051,056)
                             =========  ========  ==========     ========    ============  ============

                             See accompanying notes

                              MIKE'S ORIGINAL, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                1997            1996
                                                                ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                   $(4,502,645)   $(4,050,547)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                                  14,675         14,718
  Allowance for doubtful accounts                                (4,835)        13,863
  Imputed interest                                            1,327,051         15,000
  Compensation expense attributable to issuance of
   common stock for services rendered                         1,325,250        207,692
  Compensation expense attributable to the release
   of common stock from escrow account                             -           265,000
  Compensation expense attributable to issuance of
   common stock and stock options                                6,000         812,000
  Compensation expense attributable to the
   transfer of common stock by founder for
   services rendered                                               -           100,000
 Changes in operating assets and liabilities:
  Decrease in accounts receivable                               53,454          78,320
  Decrease (increase) in inventories                           103,709         (70,723)
  (Increase) in prepaid expenses and other current assets         (714)        (21,089)
  (Decrease) increase in accounts payable                     (130,986)        812,163
  (Decrease) increase in accrued expenses and other
    liabilities                                                (12,920)         79,717
                                                            ----------      ----------
   Net cash used in operating activities                    (1,821,961)     (1,743,886)
                                                            ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Refund (payment) of security deposits                          14,023          (1,000)
                                                            ----------      ----------
   Net cash provided by (used in) investing activities          14,023          (1,000)
                                                            ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from convertible note payable                           -            225,000
 Proceeds from 12% subordinated notes payable - stockholders      -            153,750
 Repayment of 12% subordinated notes payable - stockholders   (123,750)           -
 Net proceeds from issuance of common stock                  3,387,444       1,053,314
 Proceeds from notes payable to related parties                   -            560,000
 Payment of notes payable to related parties                  (253,750)           -
 Payment of capital lease obligations                          (13,568)         (9,147)
 Payment of notes payable                                         -           (244,730)
 Proceeds from line of credit                                     -             24,134
 Payment of line of credit                                     (14,130)           (628)
 Proceeds from short-term loans                                440,000            -
 Repayment of short-term loans                                (315,000)           -
 Repayment of notes payable - trade creditors                 (893,554)           -
                                                          ------------     -----------
   Net cash provided by financing activities                 2,213,692       1,761,693
                                                          ------------     -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                      405,754          16,807

 Cash and cash equivalents, at beginning of year                32,523          15,716
                                                           -----------     -----------
CASH AND CASH EQUIVALENTS, AT END OF YEAR                  $   438,277      $   32,523
                                                           ===========     ===========

                             See accompanying notes

                              MIKE'S ORIGINAL, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                            1997           1996
                                                            ----           ----
SUPPLEMENTAL CASH FLOW INFORMATION:
 (a) Interest paid                                        $267,369       $64,685
     Taxes paid                                               -              -

 (b) During 1997 and 1996,  the Company  converted
     $432,077 and $1,176,437 of trade accounts payable to notes payable, respectively. During
     1997, the Company also converted $39,920 of accounts payable and $380,000 of notes payable into common stock

 (c) Compensation  accrued at December 31, 1996 of
     $27,333 was waived by founder and converted to equity










                             See accompanying notes

                              MIKE'S ORIGINAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


        NOTE 1 -  ORGANIZATION:

        Mike's Original, Inc. (the "Company") was incorporated in Delaware in May 1994 as successor to Melanie Lane Farms, Inc. ("Melanie Farms"), a New York corporation formed in 1993. In June 1994, Melanie Farms was merged into the Company. As both entities were under common control, the merger was accounted for in a manner similar to a pooling of interests. On December 31, 1997, a new entity, New York Frozen Desserts, Inc., was incorporated in New York, as a wholly-owned subsidiary of the Company, for the purpose of making acquisitions.

        Effective December 31, 1995, the Company changed its fiscal year-end from March 31 to December 31.

        Since April 1, 1993, the Company has been engaged in the marketing and distribution of super- premium ice cream products. The Company markets, sells and distributes Mike's Original Cheesecake Ice Cream, a blend of ice cream and cheesecake ingredients. This product line is offered in a variety of flavors mainly to supermarkets and grocery stores and also, to a lesser extent, to convenience stores, food service outlets and warehouse clubs. The Company's products are sold in approximately fourteen states, including New York, California, Pennsylvania and New Jersey with sales generally concentrated on the East and West Coasts of the United States (see Note 12).


        NOTE 2  - BASIS OF PRESENTATION:

        The Company has incurred losses from operations since its inception in 1993 and, at December 31, 1997, has a stockholders' deficit and a working capital deficit of $1,051,056 and $1,062,651, respectively. At December 31, 1996, the Company had a stockholders' deficit and a working capital deficit of $2,996,411 and $2,539,788, respectively. A significant portion of these amounts were incurred as a result of intense marketing by the Company. Payments were made for introductory programs with supermarkets and other food chain retailers of approximately $201,000 and $622,000 for the years ended December 31, 1997 and 1996, respectively. Payments for product advertising, promotion and marketing were also made aggregating $326,000 and $1,526,000 for the years ended December 31, 1997 and 1996, respectively. Further, net sales for the year ended December 31, 1997 were minimal and the Company is continuing to incur losses from operations. The Company has relied extensively on borrowings to finance its operations and in 1997, successfully completed an initial public offering of its common stock (see Note 10), the proceeds of which were used primarily to repay debt.

        The circumstances described above raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are to change the emphasis of the Company's operations from marketing and distributing super-premium ice cream products to marketing and distributing frozen desserts that will include a line or lines of super- premium ice cream products. Management hopes to accomplish this plan through the strategic acquisition of distribution companies, concentrated in large metropolitan areas, which will provide new brands and customers, distribution expertise and an operations center that can absorb future acquisitions. The Company is engaged in discussions with nationally known companies to obtain to market and distribute product bearing the name of the licenser. See Notes 13f and 14.

                              MIKE'S ORIGINAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


        NOTE   2 - BASIS OF PRESENTATION (Continued):

        These acquisitions and distribution licenses would be financed from an additional offering of securities planned for the second quarter of 1998. If an offering cannot be consummated or other financing obtained, the Company would be hard pressed to continue. The Company has sufficient cash on hand and product to sell to last until the end of the second quarter of 1998. The financial statements do not include any adjustments that might result from this uncertainty.


        NOTE   3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        (a)  Use of Estimates in Financial Statement Presentation:

        The preparation of these financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that could affect the amounts reported in these financial statements and related notes. Actual results could differ from these estimates.

        (b)  Inventories:

        Inventories are stated at the lower of cost or market value, with cost determined on a first-in, first out basis.

        (c)  Fixed Assets:

        Fixed assets are stated at cost less accumulated depreciation. Depreciation of fixed assets is recorded on a straight-line basis over their estimated useful lives ranging from three to five years. Certain leased computer equipment with future rental payments for periods through 1998 have been capitalized. These amounts are included in fixed assets within the accompanying balance sheets and are being depreciated over the estimated useful life of the equipment or term of the lease, whichever is shorter.

        (d)  Other Assets:

        Costs related to trademark and organizational expenditures have been deferred and are being amortized on a straight-line basis over five years.

        (e)  Revenue Recognition:

        Revenue from the sale of ice cream products is recognized upon shipment. Sales are presented net of distribution fees of $95,679 and $527,540 for the years ended December 31, 1997 and 1996, respectively. A significant portion of the Company's sales is made to one distributor pursuant to a distribution agreement which provides for the payment of distribution fees based upon a percentage of sales, price protection and certain rights of return on product unused by third parties. A provision for such costs is made as revenue is recognized; however, costs relating to price protection have not been material to date. This distribution agreement was terminated by the distributor in September 1997.

                              MIKE'S ORIGINAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


        NOTE   3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

        (f)  Advertising:

        Advertising costs are charged to operations when incurred. Advertising costs charged to operations were $93,000 and $346,000 for the years ended December 31, 1997 and 1996, respectively.

        (g)  Introductory Programs:

        Payments  for  introductory  programs  are  made  to  certain  customers
        (supermarkets and other food chain retailers) in exchange for the Company obtaining retail shelf space and are charged to operations when the Company initially ships products to customers under such agreement. No costs of introductory programs are deferred as of December 31, 1997 and 1996.

        (h) Research & Development:

        Research & development expenditures, primarily for product development, are expensed as incurred.

        (i)  Income Taxes:

        Deferred income taxes are recognized for temporary differences between the financial statement and income tax bases of assets and liabilities and loss carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance has been established to offset the deferred tax assets since it is not more likely than not that such deferred assets will be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

        (j)  Income Per Common Share:

        The Company has adopted SFAS 128 "Earnings Per Share" ("SFAS 128"), which has changed the method of calculating earnings per share. SFAS 128 requires the presentation of "basic" and "diluted" earnings per share on the face of the income statement. Prior period earnings per share data has been restated in accordance with Statement 128. Loss per common share is computed by dividing the net loss by the weighted average number of common shares and common equivalent shares outstanding during each period.

        (k)  Statements of Cash Flows:

        For the purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

        (l)  New Accounting Pronouncements:

        SFAS 130 "Reporting Comprehensive Income" is effective for years beginning after December 15, 1997 and early adoption is permitted. This statement prescribes standards for reporting comprehensive income and its components. Since the Company currently does not have any items of other comprehensive income a statement of comprehensive income is not yet required.

                              MIKE'S ORIGINAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


        NOTE   3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

        (l)  New Accounting Pronouncements (continued):

        SFAS 131 "Disclosures About Segments of an Enterprise and Related Information", is effective for years beginning after December 15, 1997 and early adoption is encouraged. The Company does not presently believe that it operates in more than one identifiable segment.

        See also Income Per Common Share, above.

        (m) Impact of the Year 2000 Issue:

        The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date- sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could potentially result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in other similar normal business activities. The Company had already planned on upgrading its computer software to increase operational efficiencies and information analysis and will ensure that the new systems properly utilize dates beyond December 31, 1999. The cost of this upgrade project, as it relates to the year 2000 issue, is not expected to have a material effect on the operations of the Company.


        NOTE  4 - INVENTORIES:

        Inventories consist of the following as of December 31, 1997 and 1996:

                                                1997        1996
                                                ----        ----

        Finished goods                        $143,899    $ 97,536
        Raw materials                             -        150,072
                                              --------    --------
                                              $143,899    $247,608
                                              ========    ========

        NOTE  5 - FIXED ASSETS:



        Fixed assets consist of the following as of December 31, 1997 and 1996:

                                            1997      1996
                                            ----      ----
        Computer equipment                 $29,447  $29,447
        Office equipment                     6,000    6,000
                                           -------  -------
                                            35,447   35,447
        Less: accumulated depreciation      31,942   20,969
                                           -------  -------
                                           $ 3,505  $14,478
                                           =======  =======

                              MIKE'S ORIGINAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


        NOTE  6 - OTHER ACCRUED LIABILITIES:

        Other accrued liabilities consisted the following as of December 31, 1997 and 1996:

                                                    1997          1996
                                                    ----          ----
        Accrued distribution fee                   $ 1,499       $ 7,921
        Distributors' deposits                         -          46,739
        Accrued interest payable (Notes 7 and 8)   124,288        18,947
        Professional fees payable                   12,035        45,000
                                                  --------      --------
                                                  $137,822      $118,607
                                                  ========      ========

        NOTE  7  - NOTES PAYABLE TO RELATED PARTIES:

        During the fiscal year ended March 31, 1994, the Company obtained loans from the founder and issued promissory notes of $40,000 and $15,000 which are payable in May and June 1998, respectively. Interest accrues at an annual rate of 8% and is payable at the maturity date of the notes. Accrued interest payable related to these notes amounts to $18,957 and $14,557 at December 31, 1997 and 1996, respectively.

        During the fiscal  year  ended  March 31,  1994,  the  Company  borrowed
        $100,000 from a shareholder of the Company. The loan, which was originally due on demand, was formalized in the form of a promissory note during September 1995. In April 1996, the maturity date of the $100,000 obligation was revised to occur subsequent to the repayment of the promissory note issued in April 1996 as further described in Note 8. The loan was non-interest bearing through April 1994. From May 1994 through maturity, interest accrues at an annual rate of 6% and is payable upon maturity. In September 1996, the maturity date of this promissory note was revised to occur the earlier of: (i) February 1, 1998 or (ii) upon the occurrence of events defined by the note as a "Change in Control." Accrued interest payable related to this note
        amounts  to  $27,491  and  $21,491  at  December   31,  1997  and  1996,
        respectively.

        During the fiscal year ended March 31, 1995, the Company issued two promissory notes of $25,000 each to an investor, who is related to the founder of the Company, which were originally due in November and December 1998, respectively. The Company repaid $25,000 of these notes in April 1995. In September 1995, the maturity date of the outstanding promissory note was revised to occur the earlier of the Company receiving proceeds from a securities offering or June 1, 1996. In April 1996, the maturity date of the outstanding promissory note was revised to occur subsequent to the repayment of the promissory note issued in April 1996 as further described in Note 8. In September 1996, the maturity date of this promissory note was revised to occur the earlier of: (i) February 1, 1998 or (ii) upon the occurrence of events defined by the note as a "Change in Control." Interest accrues at an annual rate of 6% and is payable at the maturity date of the note. Accrued interest payable related to this note amounts to $6,174 and $4,674 at December 31, 1997 and 1996, respectively.

                              MIKE'S ORIGINAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


        NOTE  7  -  NOTES PAYABLE TO RELATED PARTIES (Continued):

        On May 30, 1996, the Company received loans aggregating $100,000 from two stockholders. The loans were originally due on demand bearing interest at a rate of 10%. In September 1996, the maturity date of these promissory notes was revised to occur the earlier of: (i) twenty-four months from the date of the loans, or (ii) the date the Company successfully consummates an initial public offering of securities of the Company, but only to the extent that the overallotment option is exercised in such offering and only from the proceeds received by the Company from the exercise of the overallotment option. These notes are still outstanding at December 31, 1997. Accrued interest payable related to these notes amounts to $15,833 and $5,833 at December 31, 1997 and 1996, respectively.

        On August 28, 1996, the founder of the Company was issued an additional promissory note of $206,250. The funds that the founder loaned the Company were a result of the founder selling 183,333 shares of his stock to an investor at a price of $1.12 per share. This loan bears interest at a rate of 8% and was originally payable the earlier of: (i) thirteen months from the date of the loan, or (ii) the successful consummation of an initial public offering of securities of the Company, but only to the extent that the overallotment option is exercised in such offering and only from the proceeds received by the Company from the exercise of the overallotment option. In September 1996, the maturity date of this promissory note was revised to occur twenty-four months from September 30, 1996. In addition, the revised promissory note provides that one-half of the note will be paid with accrued interest in the event the Company successfully consummates an initial public offering of securities of the Company, but only to the extent that the overallotment option is exercised in such offering and only from the proceeds received by the Company from the exercise of the overallotment option. Accrued interest related to this borrowing amounts to $22,000 and $5,500 at December 31, 1997 and 1996, respectively.

        In August and September 1996, the Company received three loans from a stockholder aggregating $253,750. A portion of the funds that this shareholder loaned the Company was a result of the shareholder selling shares of his stock to investors. In August 1996, this shareholder sold 38,889 shares of his stock at a price of $1.12 per share. In September 1996, the shareholder sold 23,333 shares of his stock at a price of $1.50 per share. These loans each bear interest at a rate of 8% per annum and were originally payable the earlier of: (i) thirteen months from the date of the loans, or (ii) the date the Company successfully consummates an initial public offering, but only to the extent that the overallotment option is exercised in such offering and only from the proceeds received by the Company from the exercise of the overallotment option. In September 1996, the maturity date of these promissory notes was revised to June 1, 1997. In the event that the Company successfully consummates an initial public offering prior to June 1, 1997, $123,750 will be payable from such proceeds and $130,000 will be payable 90 days therefrom. In the event the underwriter exercises its overallotment option, the balance otherwise payable in 90 days will be payable from such proceeds. Accrued interest payable related to these borrowings amounted to $5,978 at December 31, 1996. During 1997 the Company repaid the entire balance of $253,750 plus interest accrued to the date of repayment of $18,162.

        As of December 31, 1997 and 1996, loans payable to related parties aggregated $486,250 and $740,000, respectively. Interest accrued and unpaid at December 31, 1997 and 1996 aggregated $90,455 and $58,033, respectively.

                              MIKE'S ORIGINAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


        NOTE  8 - NOTES PAYABLE:

        In April 1996, the Company issued a promissory note in the amount of $830,275 in exchange for certain trade accounts payable. The Company was required to make payments in monthly installments beginning May 1996 consisting of: (i) accrued interest, and (ii) principal in the amount of $12,000. In addition to these monthly installments, the Company was required to pay additional amounts upon the occurrence of certain events. In the event the Company did not complete an initial public offering, the note was due in full on December 31, 1996. Interest on the promissory note accrues at the prime rate plus 1% per annum. This note is collateralized by substantially all of the assets of the Company. The balance of this note was $710,275 at December 31, 1996. Accrued interest payable related to this note amounted to $2,738 at December 31, 1996. In April 1997 the terms of the note were amended to provide for payments to the lender, from the proceeds of the Company's initial public offering, in the amount of $575,000 with the balance of $135,275 payable on December 31, 1997. In the event that the initial public offering is not completed by June 1, 1997, all amounts outstanding will then become immediately due and payable in full. Further, in April 1997, the Company issued a $221,550 convertible note due December 31, 1998 in exchange for a like amount of trade payables. The convertible note bears interest at 10% per annum, payable at maturity, and is convertible by the holder into the Company's common stock at a conversion rate of $3.00 principal amount for each share of common stock at the option of the holder at any time prior to maturity. In June 1997, the Company renegotiated the terms of this agreement. The renegotiated terms provide that if the Company's initial public offering is not completed by July 15, 1997, all amounts will then become immediately due and payable in full. In addition, the balance due to the lender from the proceeds of the Company's initial public offering was increased from $575,000 to $595,000 and the principal balance of the convertible note due December 31, 1998 was reduced to $201,000. On August 8, 1997, at the closing of the initial public offering, the principal amount plus all accrued interest was paid. At December 31, 1997, $115,275 plus accrued interest of $4,328 of the convertible note remains unpaid.

        On August 20, 1996, the Company issued a promissory note in the amount of $289,482 in exchange for certain trade accounts payable and inventories. The note bears interest at a rate of 10% per annum and was payable on or before November 15, 1996. The balance of this note was $210,283 at December 31, 1996. On December 31, 1996, the Company was not in compliance with the terms of the subject loan agreement. However, the lender involved has amended the agreement to permit the Company to be in compliance with such terms at December 31, 1996. In February 1997, the Company issued a promissory note in the amount of $20,000 in exchange for a like amount of trade payables. In April 1997, the lender agreed to extend the due date of such notes to the earlier of June 1, 1997 or the closing of the Company's initial public offering. In the event the Company completes its initial public offering by June 1, 1997, the lender agreed to extend the due date of the then outstanding $96,000 of principal to December 31, 1998. If such amount is extended, the lender has the right to convert such amount into 32,000 shares of the Company's common stock at any time prior to maturity. The lender agreed to extend the maturity date of the promissory notes originally due on June 1, 1997 to July 31, 1997. At December 31, 1997, $96,000 of the convertible note plus accrued interest of $3,794 remain unpaid.

                              MIKE'S ORIGINAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


        NOTE  8  - NOTES PAYABLE (Continued):

        In December 1996, the Company issued two additional short-term promissory notes in exchange for certain trade accounts payable aggregating $56,680. One promissory note bears interest at the rate of 10% per annum. Principal and interest are payable in installments as follows: the sum of $500, or more, semimonthly beginning on December 5, 1996, and payable thereafter on the 20th and 5th day of each month, until principal and interest have been paid in full. The second promissory note bears interest at the rate of 8% per annum. Payment of principal will be made at the rate of $5,000 per month commencing on January 1, 1997 and monthly, thereafter until the earlier of: (i) May 1, 1997 or (ii) the date the Company successfully consummates an initial public offering of its securities, at which time this note will be paid in full with interest. The balance of these notes was $55,680 at December 31, 1996. The Company has fully paid these notes during the year ended December 31, 1997.

        In December 1996, the Company issued a $225,000 promissory note to an investor bearing interest at the rate of 8% per annum. This note is payable in full the earlier of: (i) December 31, 1997 or (ii) five days after the closing date of an initial public offering. In lieu of receiving payment, the investor has the right to convert this promissory note within five days of the closing of such initial public offering into 200,000 shares of common stock of the Company, par value $.001 per share. Imputed interest resulting from the difference between the estimated fair value of the Company's common stock and the conversion price has been provided for and was charged to operations over the period this note first became convertible. Interest expense of $360,000 was recognized by the Company during the three months ended March 31, 1997, which represented the amortization of the imputed interest associated with this transaction. In April 1997, the investor elected to convert this note.

        In January 1997, the Company issued a convertible promissory note to an investor bearing interest at the rate of 8% per annum, in the principal amount of $100,000. This convertible note is to be paid in full the earlier of five days after the closing of an initial public offering or January 31, 1998. In April 1997, the investor converted the note into 78,431 shares of the Company's common stock. Interest expense of $252,940 representing the difference between the estimated fair value of the Company's common stock and the conversion price was recognized during the three months ended March 31, 1997.

                              MIKE'S ORIGINAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


        NOTE  8 - NOTES PAYABLE (Continued):

        In March 1997, the Company issued a $50,000 promissory note to an investor bearing interest at the rate of 10% per annum. This note is payable on demand on or after May 12, 1997. As additional consideration for this loan, the Company issued the lender 2,000 shares of its common stock. These shares were valued at $4.50 per share, the estimated fair market value of the stock at the date of issuance. On April 3, 1997, the lender converted $25,000 of the outstanding note balance into 12,500 shares of the Company's common stock. An interest charge of $31,000 representing the difference between the estimated fair value of the Company's common stock and the value the Company ascribed to these shares on the date of issuance was recognized by the Company upon conversion. In June 1997, the lender agreed to extend the maturity date of the outstanding note balance to the earlier of July 31, 1997 or the completion of the Company's initial public offering. This note was fully repaid in August 1997, together with interest accrued to the date of payment.

        In May 1997, the Company negotiated with a creditor in connection with trade accounts payable balances owed to this creditor aggregating $60,000. The creditor agreed that the Company would repay $30,000 of this balance upon completion of an initial public offering. The Company issued a convertible promissory note for the remaining outstanding balance of $30,000 bearing interest at the rate of 10% per annum. The note is payable in full on December 31, 1998. In lieu of receiving payment, the creditor has the right to convert this promissory note, at any time prior to the maturity date, into 10,000 shares of common stock of the Company.

        In May and June 1997, the Company issued three promissory notes to investors bearing interest at the rate of 12% per annum in the aggregate principal amount of $150,000. These notes are payable in full the earlier of: (i) July 31, 1997 or (ii) on the date of an initial public offering. In connection with these transactions, the Company issued an aggregate of 75,000 warrants, expiring July 31, 2000, to these investors to purchase 75,000 shares of the Company's common stock at a price of $3.00 per share. These notes were paid in full in August 1997, together with interest accrued to the date of payment.


        NOTE  9 - INCOME TAXES:

        A reconciliation between actual income tax (benefit) and the amount computed by applying the statutory Federal income tax rate to the loss before taxes is as follows:


                                                      1997           1996
                                                      ----           ----
        Tax expense (benefit) at statutory
          Federal income tax                      $(1,532,000)  $(1,377,000)
        Nondeductible compensation                    450,000       128,000
        Net operating loss not currently
          utilizable                                1,082,000     1,249,000
                                                  -----------   -----------
                                                  $      -      $      -
                                                  ===========   ===========

                              MIKE'S ORIGINAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


        NOTE  9 - INCOME TAXES (Continued):

        The tax effects of temporary differences and loss carryforwards giving rise to deferred tax assets and liabilities are as follows:

                                                          1997          1996
                                                          ----          ----
        Net operating loss and other carryforwards   $ 2,890,000    $ 1,814,000
        Bad debts                                          5,000          7,000
        Depreciation/amortization                          1,000          2,000
        Deferred compensation                            276,000        276,000
        Other deferred assets                               -            20,000
                                                      ----------     ----------
                                                       3,172,000      2,119,000
        Valuation allowance                           (3,172,000)    (2,119,000)
                                                     -----------    -----------
                                                     $     -        $      -
                                                     ===========    ===========


        The Company anticipates that for the foreseeable future it will continue to be required to provide a 100% valuation allowance for the tax benefit of its net operating loss carryforward and temporary differences as the Company cannot presently predict when it will generate sufficient taxable income to utilize such deferred tax assets.

        At December 31, 1997 and 1996, Company had net operating losses available to carry forward of approximately $8,500,000 and $5,320,000 respectively, for tax purposes. Such net operating loss carryforwards expire through the year ending 2013. No benefit has been recorded for such loss carryforwards since realization cannot be assured. The Company's use of its net operating loss carryforwards is limited as the Company is deemed to have undergone an ownership change as defined in Internal Revenue Code Section 382.


        NOTE  10 - STOCKHOLDERS' EQUITY:

        In September 1995, pursuant to a Shareholders' Agreement and associated Escrow Agreement, a shareholder of the Company placed 88,513 shares of his common stock in an escrow account. The Escrow Agreement was terminated in February 1996 and the subject shares were returned to the shareholder. Compensation expense of $265,000 was recognized based upon the estimated fair value of the shares by the Company upon the release of the shares from escrow.

        On May 30, 1996, the Board of Directors authorized a reverse stock split in the ratio of one common share for every six and one-half common shares outstanding as of that date. In addition, on such date, the Board of Directors approved an amendment to the Company's Certificate of
        Incorporation increasing the number of authorized shares of the Company's common stock from 3,076,923 to 20,000,000 shares. On February 6, 1997, the Board of Directors authorized a reverse stock split in the ratio of two common shares for every three common shares outstanding as of February 7, 1997. The reverse splits and changes in authorized capital have been retroactively reflected for all periods presented.

                              MIKE'S ORIGINAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


        NOTE 10 - STOCKHOLDERS' EQUITY (Continued):

        In May 1996, the Company issued 50,000 shares of its common stock to certain individuals for services rendered on behalf of the Company. These shares were valued at $3.00 per share, the estimated fair value of the stock at the date of issuance and accordingly, $150,000 was charged to operations.

        During June 1996 through September 1996, the Company completed a Private Placement Offering pursuant to Rule 506 of the Securities Act of 1933 consisting of the sale of 61.5 units (the "Second Private Placement"). Each unit consisted of a $2,500, 12% subordinated promissory note and 7,500 shares of common stock at an offering price of $25,000 per unit. The note balance at December 31, 1996 which resulted from this Second Private Placement was $153,750. These notes mature on the earlier of:
        (i) July 31, 1997, or (ii) the closing date of the initial public offering. Accrued interest payable related to these notes amounted to $7,688 at December 31, 1996. In April 1997, $30,000 of such notes, as well as $2,100 of accrued interest, were converted to 16,050 shares of the Company's common stock. The balance was repaid upon the successful completion of the Company's IPO in July 1997.

        In September 1996, the founder of the Company transferred 33,333 shares of his common stock to certain individuals for services rendered on behalf of the Company. These shares were valued at $3.00 per share, the estimated fair value of the stock at the date of the transfer. As the Company implicitly benefitted from this transaction, the value of the shares transferred was reflected as an expense in the accompanying financial statements with a corresponding credit of $100,000 to additional paid-in capital.

        In October 1996, the Company issued 19,231 shares of its common stock to certain individuals for services rendered during the year ended December 31, 1996. These shares were valued at $3.00 per share, the estimated fair market value of the stock at the date of issuance, and $57,692 was charged to operations.

        In March 1997, the Company in connection with entering into a two-year exclusive East coast manufacturing agreement, issued 35,000 shares of its common stock. These shares were valued at $4.50 per share, the estimated fair market value of the stock at the date of issuance. Pursuant to the agreement, the manufacturer agreed to provide $250,000 of 21-day credit terms. Further, the Company was obligated to pay the manufacturer $150,000 against existing amounts owed by April 30, 1997. In the event such amount was not paid, the Company is obligated to issue an additional 30,000 shares of its common stock to the manufacturer. These additional shares were issued to the manufacturer in May 1997.

        In May 1997, the Company issued 100,000 shares of its common stock to its legal counsel for services rendered during March and April of 1997. These shares were valued at $4.50 per share, the estimated fair value of the stock at the date of issuance and, accordingly, $450,000 was charged to operations during the year ended December 31, 1997.

                              MIKE'S ORIGINAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996



        NOTE 10 - STOCKHOLDERS' EQUITY (Continued):

        In June 1997, the Company issued 13,307 shares of its common stock to certain individuals in settlement of amounts owed to these individuals aggregating $39,921. An interest charge of $19,961 representing the difference between the estimated fair value of the Company's common stock and the value the Company ascribed to these shares on the date of issuance was recognized by the Company in the year ended December 31, 1997.

        On July 31, 1997. the Company completed its Initial Public Offering ("IPO") of 700,000 units sold to investors on the OTC Bulletin Board at $6.20 per unit for aggregate gross proceeds of $4,340,000. Each unit contained one share of common stock and two Class A warrants to purchase one share of Common Stock each at $5.00 per share. The Company realized net proceeds of $3,342,444.

        In August 1997, the Company issued 35,500 shares of common stock as compensation for professional fees rendered aggregating $206,250.

        See also Notes 8 and 13c for additional share issuances.


        NOTE 11 - STOCK OPTION PLANS:

        At December 31, 1997 the Company has two stock-based compensation plans, which are described below. The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock options issued to employees. The Company applies Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock- Based Compensation", in accounting for stock options issued to non-employees. The compensation cost that has been charged against income for stock options issued to non-employees was $812,000 for the year ended December 31, 1996. No options were granted under this plan during 1997.

        Had compensation cost for employees been determined based on the fair value at the grant dates consistent with the methodology of SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated:


                                                   Year Ended December 31,
                                                 1997                 1996
                                                 ----                 ----
            Net loss:
               As reported                    $(4,502,645)        $(4,050,547)
               Pro forma                       (4,732,943)         (4,581,047)
            Net loss per share:
               As reported                         $(1.69)             $(2.54)
               Pro forma                            (1.78)              (2.88)

                              MIKE'S ORIGINAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


        NOTE 11 - STOCK OPTION PLANS (Continued):

        In August 1995, the Company formally adopted a Long-Term Incentive Plan (the "1995 Plan"), which provides that the Company may grant certain key employees or consultants either stock options, stock appreciation rights, restricted stock, performance grants or other Company securities (the "Awards"). The 1995 Plan, as amended, authorizes the issuance of a maximum of 433,333 shares of common stock. As of December 31, 1997 and 1996, respectively, the Company has granted an aggregate of 306,667 and 256,667 options to purchase common stock with exercise prices ranging from $1.50 to $3.00 under this Plan. At December 31, 1997 and 1996, options exercisable under this plan were 306,667 and 33,333, respectively. None of these options have been exercised to date. During the year ended December 31, 1996, compensation cost recognized in income for the issuance of options under the 1995 Plan to non-employees totaled $119,000. To date, options granted under this plan are exercisable six months from date of grant and expire 10 years from date of grant.

        On October 15, 1996, the Company's Board of Directors approved a 1996 Non-qualified Stock Option Plan ("Non-qualified Plan") for officers, directors, employees and consultants of the Company. The Plan, as amended, authorizes the issuance of up to 500,000 shares of common stock. As of December 31, 1997, the Company has granted 478,332 options to purchase shares of common stock under the Non-qualified Plan at an exercise price of $1.50. None of the stock options granted have been exercised to date. During the year ended December 31, 1996, compensation cost recognized for the issuance of options under the Non-qualified Plan to non-employees totaled $693,000. To date, options granted under this plan are exercisable six months from date of grant and expire 10 years from date of grant.

        A summary of stock option activity related to the Company's Plans is as follows:

                                                                      Weighted
                                                                      Average           1996
                                                1995 Plan             Exercise     Non-qualified Plan
                                          Shares     Price Range      Price        Shares   Price Range
                                          ------     -----------      ---------    ------   -----------

        Outstanding at January 1, 1996       -                                        -
        Granted during 1996               256,667    $1.50 - $3.00     $1.69       396,666     $1.50
                                          -------                                  -------
        Outstanding at December 31, 1996  256,667    $1.50 - $3.00      1.69       396,666      1.50
        Granted during 1997                50,000     1.50              1.50        81,666      1.50
                                          -------                                  -------

        Outstanding at December 31, 1997  306,667     1.66                         478,332      1.50
                                          =======                                  =======

        Exercisable at December 31, 1996  256,667     1.50 - 3.00       1.69          -
                                          =======                                  =======

        Exercisable at December 31, 1997  306,667     1.50 - 3.00       1.69       478,332      1.50
                                          =======                                  =======

                              MIKE'S ORIGINAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


        NOTE 12  - FAIR VALUE OF FINANCIAL INSTRUMENTS AND  CONCENTRATION OF
                   CREDIT RISK:

        The carrying amounts of cash, accounts receivable, accounts payable and other accrued liabilities are estimated to approximate their fair value. The Company believes that it is not practicable to estimate the value of its debt obligations due to its current financial condition.

        Concentration of credit risk with respect to trade accounts receivable exists as the Company sells products primarily to one distributor. The Company performs periodic credit evaluations of its customers' financial condition and does not require collateral or other security. The distributor referred to in Note 3e accounted for approximately 91% and 79% of the Company's sales for the years ended December 31, 1997 and 1996, respectively. This distributor accounted for 57% of the Company's net accounts receivable at December 31, 1996. As of December 31, 1997, the Company no longer sells to this distributor and there are no amounts uncollected.

        The Company's products have historically been manufactured by independent facilities. Certain of these facilities have ceased manufacturing on behalf of the Company due to the fact that these facilities are owed substantial sums of money by the Company and the Company's products are currently manufactured at only one facility. If this manufacturer elects to suspend the manufacturing of the Company's products, the Company's operating results may be adversely affected.


        NOTE  13 - COMMITMENTS AND CONTINGENCIES:

        (a)  Lease Commitments:

        Future minimum payments under noncancellable operating leases for office space, equipment and vehicles, with initial terms of one or more years, consist of the following at December 31, 1997:


                                          Operating
                                           Leases
                                          ----------

               1998                        $15,836
               1999                         11,025
               2000                          2,023
                                           -------
                                           $28,884
                                           =======

                              MIKE'S ORIGINAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


        NOTE  13  -    COMMITMENTS AND CONTINGENCIES (Continued):

        (b)  Employment Contracts:

        The Company had an employment agreement with its former President which provided for an annual base salary and bonuses. The agreement also provided for the granting of 5,101 of immediately exercisable and fully vested options to purchase shares of the Company's common stock at an exercise price of $3.00. This agreement was to expire in February 1999. In addition, the former President was granted an incentive stock option to purchase 73,205 shares of the Company's common stock at an exercise price of $3.00 which vested ratably over the three years beginning February 1995. On September 15, 1996, the then President resigned his employment with the Company. At the time of the resignation, 29,530 options to purchase shares of the Company's common stock at an option price of $3.00 per share were exercisable and the balance was canceled. The exercisable options expired on December 15, 1996, three months from the date of the then President's resignation.

        During the year ended December 31, 1996, the Company hired a Vice President of Sales and Marketing and entered into an employment agreement with this individual. The agreement provided for an annual base salary of $100,000, plus an incentive bonus. This agreement was for an initial term of one year from the earlier of the effective date of an initial public offering of the Company's securities or March 1, 1997. On June 20, 1997, this employee resigned his employment with the Company. At the time of the resignation, 66,667 options to purchase shares of the Company's common stock at an option price of $1.50 were canceled.

        In addition, the Company has employment agreements with the founder and another employee which provide for annual base salaries of $125,000 and $40,000, respectively, and expire, as amended, in June 2001 and June 1998, respectively. During the year ended December 31, 1996, these individuals voluntarily waived all rights to receive the accrued salaries payable to them aggregating $110,565 and, accordingly, such amount has been presented as a contribution to the Company's additional paid-in capital. Further, in April 1997, the founder agreed to waive an additional $27,333 of accrued salary through February 28, 1997. In December 1997 the employee whose contract expires in June 1998, agreed to modify the agreement and be compensated on an hourly basis which is anticipated to produce substantially lower compensation. All other terms of the contract remain in effect. The agreement with the founder, currently serving as the Chairman of the Board and Chief Executive Officer, provides for bonuses based on the Company's pretax income, and also includes non-compete and change of control clauses.

        In March 1997, the Company entered into a two-year employment agreement with its Vice- President - Finance which provided for an annual base salary of $95,000 for the first year and $105,000 for the second year. In November 1997, this employee resigned, however remained as a member of the Board of Directors.

                              MIKE'S ORIGINAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


        NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued):

        (b)  Employment Contracts (continued):

        On July 16, 1997, the Company entered into an employment agreement with its Vice-President Marketing. The agreement provides for an annual base salary of $115,000, plus an incentive bonus. This agreement is for an initial term of one year from the effective date of the initial public offering of the Company's securities. Options were granted to purchase 66,667 shares of the Company's common stock at an exercise price of $1.50 per share. The Company is responsible for up to $25,000 of expenses related to the employee traveling to and from Buffalo, NY, temporary living and other such amounts necessary for the employee to devote his full time employment to the Company. The agreement also provides for an automobile allowance of $650 per month.

        (c)  Consulting Agreements:

        On March 1, 1994, the Company entered into a consulting agreement with an investor (the "Investor"), whereby the Company shall pay the Investor $75,000 for the first year ended March 31, 1995, $100,000 for the second year and $125,000 for the third year. The Company recorded accrued consulting expense of $89,585 during the year ended December 31, 1996. In September 1996, this investor voluntarily waived all rights to receive the consulting fee payable to him and accordingly, the aggregate amount waived, $247,917 has been reflected as a contribution to additional paid-in capital.

        In November 1996, this consulting agreement was superseded by a new agreement. The new agreement provides that beginning January 1, 1997, the Company will pay consulting fees to the Investor at the rate of $125,000 per annum for a three-year period. However, no monies will be paid to this Investor until such time as the Company shall consummate a private or public offering of its securities for not less than $2,000,000 in gross proceeds.

        In April 1997, the November 1996 consulting agreement was terminated and, in consideration for such termination, the Company issued 150,000 shares of its common stock to the consultant. At March 31, 1997, accrued compensation payable to this consultant aggregated approximately $31,000. In April 1997 the Company recognized a charge to operations of approximately $644,000 based upon the estimated fair market value of the shares issued to the consultant.

        During the year ended  December  31,  1996,  the Company  entered into a consulting agreement with an entity that will provide sales and marketing advisory and consulting services to the Company. This entity will receive 30,000 shares of common stock (see Note 14), an annual consulting fee of $50,000 and has received options to purchase 133,333 shares of the Company's common stock at $1.50 per share expiring October 15, 2006. One third of such options become exercisable at the end of each successive six-month period. At December 31, 1997, options to purchase 88,889 common shares were exercisable.

        (d) Line of Credit:

        In December 1995, the Company obtained an unsecured line of credit for $25,000. Borrowings under this line bear interest at 15% per annum. Borrowings outstanding under this line at December 31, 1997 and 1996, were $9,374 and $23,506, respectively.

                              MIKE'S ORIGINAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


        NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued):

        (e)  Legal Proceedings:

        The Company is subject to various legal proceedings, claims and liabilities which arise in the ordinary course of its business. In the opinion of management, the amount of any additional liability in excess of amounts already provided for with respect to these actions, will not have a material adverse effect on the Company's results of operations, cash flow or financial position. As of December 31, 1997, the Company has provided for approximately $130,000 in connection with known legal proceedings and claims.

        (f)  Acquisitions:

        On December 18, 1997, the Company entered into two agreements (letters of intent) to acquire companies engaged in the full service distribution of ice cream in the New York Metropolitan area, through its wholly-owned subsidiary, New York Frozen Desserts, Inc. In exchange for all the assets of New Yorker Ice Cream Corp., the Company will pay (i) $465,000 at closing, (ii) $800,000 over three years with interest at 8% per annum and (iii) will assume an existing obligation of $735,000, paying $200,000 at closing, and the remaining $535,000 over four years with interest at 8% per annum. In exchange for all the assets of Jerry's Ice Cream Co., Inc., the Company will pay $245,000 at closing, and $220,000 over three years with interest at 8% per annum.

        In connection with these acquisitions, the Company entered into an agreement with a company whose shareholders consist of an investor and a Director of the Company. The agreement provides for a finder's fee in the amount of $200,000 and 200,000 shares of the Company's common stock together with piggy back registration rights to be delivered at the closing of the above transactions. All future acquisitions introduced by this company, will involve similar fee arrangements to be negotiated prior to the closing of each transaction.

        (g)  Government Regulation:

        The Company is subject to regulation by various governmental agencies regarding the distribution and sale of food products, including the FDA and various state agencies. The Company believes that its marketing and distributing operations comply with all existing applicable laws and regulations.

        (h)  Insurance:

        The Company's business exposes it to potential liability which is inherent in the marketing and distribution of food products. The Company currently maintains $2,000,000 of product liability insurance. The Company also maintains $1,000,000 of general and personal injury insurance per occurrence and $5,000,000 in the aggregate. If any product liability claim is made and sustained against the Company and is not covered by insurance, the Company's business and prospects could be materially adversely affected.

                              MIKE'S ORIGINAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


        NOTE 14 - SUBSEQUENT EVENTS:

        On February 6, 1998, the Company issued 30,000 shares of its common stock to a consultant in exchange for 1998 services. These shares are in addition to a monthly fee that the Company has the option of paying in either cash or the Company's common stock. These shares, and any subsequently issued shares, bear a restrictive legend pursuant to Rule 144 governing such securities. See Note 13c.

        On February 15, 1998, the Company signed a lease for a three-month term, renewable monthly, for new office space in Rye, New York. This office will serve as the corporate office of the Company until such time as the Company and the planned acquisitions can be relocated to an appropriate facility. The lease in Jericho, New York expired without any additional costs.

        On March 4, 1998, the Company, through its wholly-owned subsidiary, signed a license agreement to sell and distribute frozen juice bars under the name of a nationally known licensor. This agreement is for a limited territory in the eastern part of the country and for a period of two years. The Company has the option to obtain two sub-licensees to operate under the main agreement on behalf of the Company.