Form 10QSB
period 1998-03-31
MIKES ORIGINAL INC
filed 1998-05-14
CIK 934008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                  FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1998

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________to ________________

Commission File Number:            0-22431

                              MIKE'S ORIGINAL, INC.
  ---------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

          Delaware                                       11-3214529
  ----------------------------------------------------------------------------

(State or other jurisdiction of                   (IRS Employer Identification
 incorporation or organization)                              Number)


                 350 Theodore Fremd Avenue, Rye, New York 10580
  ----------------------------------------------------------------------------

                    (Address of principal executive offices)


Registrant's Telephone Number                            (914) 925-3485
                                                          -------------
Number of Shares Outstanding of Common Stock,
$.001 Par Value, at May 1, 1998                             3,295,429
                                                            ---------

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                              MIKE'S ORIGINAL, INC.
                                  BALANCE SHEET
                                   (Unaudited)

                                                                   March 31, 1998
                                                                   --------------
   ASSETS
   CURRENT ASSETS
   Cash                                                               $  126,172
   Accounts receivable, less allowance for
   doubtful accounts of $15,916                                           13,215
   Inventories                                                            91,629
   Prepaid expenses                                                       47,001
                                                                      ----------
   Total current assets                                                  278,017
                                                                      ----------
   Fixed assets, net of accumulated depreciation of $32,945                4,016
   Trademarks and organization costs, net of accumulated
   amortization of $16,027                                                 2,789

   Security deposits                                                       4,068
   Other assets                                                            1,000
                                                                      ----------
   TOTAL ASSETS                                                       $  289,890
                                                                      ==========
   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

   CURRENT LIABILITIES
   Accounts payable and accrued liabilities                             $513,429
   Notes payable to related parties                                      486,250
   Notes payable-trade                                                   520,243
   Accrued interest-Related party notes                                  100,056
                                                                      ----------
   Total current liabilities                                           1,619,978

   COMMITMENTS AND CONTINGENCIES (NOTES C AND D)

   STOCKHOLDERS' EQUITY (DEFICIT) (NOTE B)
   Common stock, $.001 per value;
   20,000,000 shares authorized; 3,295,429
   shares issued and outstanding                                           3,295
   Additional paid-in capital                                         10,176,097
   Accumulated deficit                                               (11,509,480)
                                                                      ----------
   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                               (1,330,088)
                                                                      ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)             $  289,890
                                                                      ==========

                              MIKE'S ORIGINAL, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                         1998             1997
                                                         ----             ----
Sales,net                                            $   49,010       $  356,314

Cost of sales                                            53,500          305,364
                                                     ----------       ----------
Gross profit (loss)                                      (4,490)          50,950
                                                     ----------       ----------

Operating expenses
  Selling, marketing and shipping                       106,408          249,765
  Research and development                                7,754            9,720
  General and administrative                            242,101          442,681
                                                     ----------       ----------
Total operating expenses                                356,263          702,166
                                                     ----------       ----------
 Loss from operations                                  (360,753)       (651,216)

 Interest expense (net)                                   7,079          834,001
                                                     ----------      -----------
 Net loss                                            $ (367,832)     $(1,485,217)
                                                     ==========      ===========
Weighted average common
  shares outstanding                                  3,280,429        2,774,113
                                                     ==========      ===========
Basic loss per share                                 $     (.11)     $      (.54)
                                                     ==========      ===========

                              MIKE'S ORIGINAL, INC.
                            STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                    Three Months Ended March 31,
                                                       1998             1997
                                                       ----             ----

Cash flows from operating activities
Net loss                                            $(367,832)       $(1,485,217)
Adjustments to reconcile net loss to net cash
  used in operating activities
Imputed interest on stock issued                                         779,440
Depreciation and amortization                           1,541              3,680
Compensation expense attributable to the
  issuance of common stock for services rendered       88,800
Changes in operating assets and liabilities
  Accounts receivable                                    (615)          (130,198)
  Inventories                                          52,270            158,811
  Prepaid expenses and other current assets           (29,698)            16,589
  Accounts payable and accrued liabilities            (45,377)           537,802
                                                    ---------          ---------
Net cash used in operating activities                (300,911)          (119,093)
                                                    ---------          ---------

Cash flows from investing activities
  Purchases of office equipment                        (1,513)
  Security deposit                                                         6,023
  Other assets                                           (306)             1,000
                                                    ---------          ---------
Net cash (used by) provided by investing activities    (1,819)             7,023
                                                    ---------          ---------

Cash flows from financing activities
  Proceeds from convertible note                                         100,000
  Proceeds from notes payable                                             50,000
  Payment of notes payable                                               (40,263)
  Payment of deferred offering costs                                      (9,592)
  Payment of line of credit                            (9,375)            (1,255)
  Payment of capital lease obligation                                     (3,707)
                                                    ---------          ---------
Net cash (used) provided by financing activities       (9,375)            95,183
                                                    ---------          ---------
Net Increase (Decrease) in Cash                      (312,105)           (16,887)
Cash at beginning of period                           438,277             32,523
                                                    ---------          ---------
Cash at end of period                               $ 126,172          $  15,636
                                                    =========          =========

                              Mike's Original, Inc.
                  Statement of Changes in Stockholders' Equity
                    For the Three Months ended March 31, 1998
                                   (Unaudited)

                                Common         Common
                                 Stock          Stock
                               ---------       -------       Additional                           Total
                               Number of                      paid in         Accumulated      stockholders'
                                Shares          Amount        Capital           Deficit           Deficit
                               ----------------------------------------------------------------------------
Balances at January 1, 1998    3,265,429        $3,265       $10,087,327      $(11,141,648)     ($1,051,056)


Issuance of common stock for
    services rendered             30,000            30            88,770                             88,800

Net loss                                                                          (367,832)        (367,832)
                               ----------------------------------------------------------------------------

Balances March 31, 1998        3,295,429        $3,295       $10,176,097       ($11,509,480)    ($1,330,088)
                               ============================================================================

                              MIKE'S ORIGINAL INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION
     The balance sheet as of March 31, 1998 and the related statements of operations for the three-month periods ended March 31, 1998 and 1997, changes in stockholders' deficit for the period ended March 31, 1998 and changes in cash flow for the three month periods ended March 31, 1998 and 1997 and have been prepared by Mike's Original, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal, recurring accrual adjustments) necessary to present fairly the financial position as of March 31, 1998 and for all periods presented have been made.
     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 1997. Results of operations for the period ended March 31, 1998 are not necessarily indicative of the operating results expected for the full year.

NOTE B - STOCKHOLDERS' EQUITY
     During February 1998, the Company issued 30,000 shares of common stock to one of its marketing consultants in exchange for services to be performed during 1998. These shares were valued at $ 2.96 per share, the estimated fair value of the stock at the date of issuance and accordingly $ 88,800 is charged to operations during the three month period ended March 31, 1998.


NOTE C - COMMITMENT AND CONTINGENCIES
Legal Proceedings

     The Company is subject to various legal proceedings, claims and liabilities which arise in the ordinary course of its business. In the opinion of management , the amount of ultimate liability with respect to these actions will not have a material adverse effect on the Company's results of operations, cash flow or financial position.

     The Company has entered into a settlement with Darigold, Inc. in the amount of $33,574 plus interest payable in equal monthly installments of $4,125.45 commencing in April, 1998 after the Company made an initial payment of $10,000. The Company has provided for this settlement in its financial statements.

     In the opinion of management, the amount of any additional liability in connection with the aforementioned matters, in excess of amounts provided for in the normal course of business, will not materially affect the Company.

NOTE D - SUBSEQUENT EVENTS

     On April 2, 1998, the Company was served with a complaint in an action pending in the Supreme Court of New York, Nassau County whereby the plaintiff seeks damages in the amount of $82,037, arising from the Company's alleged failure to pay for certain inventory purchased. The Company disputes the allegations of the complaint and intends to file an answer and vigorously defend against the allegations raised in the complaint.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION



Results of Operations

Quarter Ended March 31, 1998 Compared to March 31, 1997

     The Company's sales for the quarter ended March 31, 1998 and 1997 were $49,010 and $356,314, respectively, a decrease of 86%. This decrease resulted from the Company having limited operations due to the termination of its primary distributor and insufficient working capital. which has limited its ability to engage in marketing and advertising programs to promote additional sales. The Company plans to expand its sales by the acquisition of strategic distributors, primarily in the New York Metropolitan area.

     Gross profit for the quarter ended March 31, 1998 was (9.2%) and 14.3% for the comparable quarter ended March 31, 1997. The decrease and elimination of gross profit dollars is primarily attributable to the lack of sales due to limited operations.

     General and administrative expenses (G&A) for the quarters ended March 31, 1998 and March 31, 1997 were approximately $242,100 and $442,700 respectively. The decrease was primarily due to a reduction in legal expenses in the amount of $213,500. Major components of the remaining $225,000 of expenses for the quarter ended March 31, 1998 were professional fees (including accounting) of $70,300, payroll costs of $80,900 and insurance,rent and office expense totalling $36,200. The primary components of general and administrative expenses for the quarter ended March 31, 1997, other than legal costs were payroll costs of $90,500, professional fees (including accounting) of $78,100 and rent and office expense of $17,700.

     Selling, marketing and shipping expenses for the quarters ended March 31, 1998 and March 31, 1997 were approximately $106,400 and $249,800 respectively. The sharp decline for the 1998 period was primarily from decreases in retail introductory programs, advertising, and in store promotions as a result of limited operations.

     Interest expense, net of interest income for the quarters ended March 31, 1998 and March 31, 1997 were $7,100 and $834,000 respectively. The reduction in the amount charged to profit and loss was created by the conversion of debt in 1997 to equity and the reduction of other interest bearing debt through the application of proceeds from the Company's initial public offering.

     Net loss for the quarters ended March 31, 1998 and 1997 amounted to $367,832 and $1,485,217 respectively. The primary reason for the net loss in 1998 was due to the lack of volume from the absence of distributors and the lack of cash flow. The net loss in 1997 was attributable to the high cost of debt, prior to the initial public offering and the lack of volume.

Liquidity and Capital Resources

     The Company's cash requirements have been significantly exceeding its resources due to the limited operations of the Company. At March 31, 1998 the Company had a working capital deficit of $1,341,961. In addition, the cash balance of $126,172 is anticipated to last the Company approximately ninety days. It is the plan of the Company to arrange for private interim financing to sustain the Company until an additional offering of securities can be accomplished. There are no assurances that this interim financing can be obtained or that an additional sale of securities can be accomplished. However, if the aforementioned capital can be raised, the Company plans to close on certain acquisitions currently under contract and to seek out additional acquisitions to shift the Company's business to more of a distributorship rather than a manufacturer. These acquisitions and additional financings are anticipated to generate sufficient cash flow to meet the Company's needs for the balance of the year.


--------------------------------------------------------------------------------
All statements other than statements of historical fact included in this report regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements. When used in this report, words such as "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to competitive factors and pricing pressures, relationships with its manufacturers, distributors and vendors, legal and regulatory requirements and general economic conditions. Such statements reflect the current views of the Company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph.

                              MIKE'S ORIGINAL, INC.

                           PART II- OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS:

     None

ITEM 2 - CHANGES IN SECURITIES:

     None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES:

     None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     None

ITEM 5 - OTHER INFORMATION

     None

ITEMS 6 - EXHIBITS AND REPORTS OF FORM 8-K

     Exhibits:

          27 Financial Data Schedule

     Reports on Form 8-K

          None

In accordance with the requirements of the Securities Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    MIKE'S ORIGINAL, INC.


               By:  /s/ Arthur G. Rosenberg
                    -------------------------
                    Arthur G. Rosenberg
                    Authorized Signatory



Date:  May 14, 1998