Form 10QSB
period 1998-06-30
MIKES ORIGINAL INC
filed 1998-08-14
CIK 934008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                  FORM 10-QSB


[X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1998

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

(State or other jurisdiction of           (IRS Employer Identification Number)
 incorporation or organization)

                 350 Theodore Fremd Avenue, Rye, New York 10580
----------------------------------------------------------------------------

                    (Address of principal executive offices)


Registrant's Telephone Number                          (914) 925-3485
                                                        -------------
Number of Shares Outstanding of Common Stock,
$.001 Par Value, at August 1, 1998                          3,295,429
                                                        -------------

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


                                                          June 30, 1998
                                                          -------------

ASSETS
CURRENT ASSETS
Cash                                                          $  1,366
Accounts receivable, less allowance for
   doubtful accounts of $24,149                                 65,398
Inventories                                                     89,332
Prepaid expenses & other current assets                         56,685
                                                              --------
 Total current assets                                          212,781
                                                              --------

Fixed assets, net of accumulated depreciation of
   $33,846                                                       3,114
Trademarks and organization costs, net of accumulated
   amortization of $16,595                                       2,221

Security deposits                                                1,000
Other assets                                                    63,000
                                                              --------
TOTAL ASSETS                                                  $282,116
                                                              ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities                      $684,140
Notes payable to related parties (NOTE D)                      351,586
Notes payable-trade                                            520,243
Accrued interest-Related party notes                            51,325
                                                              --------
Total current liabilities                                    1,607,294

STOCKHOLDERS' EQUITY (DEFICIT) (NOTES B and D)
Common stock, $.001 per value;
   20,000,000 shares authorized; 3,295,429
   shares issued and outstanding                                 3,295
Additional paid-in capital                                  10,176,097
Accumulated deficit                                        (11,504,570)
                                                            ----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                        (1,325,178)
                                                            ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $  282,116
                                                            ==========

                             MIKE'S ORIGINAL, INC.
                            STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                Six Months Ended June 30,
                                                  1998           1997
                                                  ----           ----

Sales, net                                     $ 129,623       $ 345,801

Cost of sales                                    220,364         336,730
                                              ----------      ----------

Gross profit                                     (90,741)          9,071

Operating expenses
  Selling, marketing and shipping                 99,376          567,942
  Research and Development                        13,754           19,108
  General and administrative                     358,757        1,512,191
                                              ----------      -----------

Total operating expenses                         471,887        2,099,241
                                              ----------      -----------

 Loss from operations                           (562,628)      (2,090,170)

 Interest expense (net)                           17,176        1,408,306
                                              ----------      -----------

 Net loss before extraordinary item             (579,804)      (3,498,476)

Extraordinary item - forgiveness of debt         216,882             -
                                              -----------     -----------
Net loss                                      $ (362,922)     $(3,498,476)
                                              ===========     ===========
Weighted average common
  shares outstanding                           3,285,429        2,197,050
                                              ===========     ===========

Basic loss per share before extraordinary item $    (.17)     $     (1.59)

Basic income per share from extraordinary item       .06              -
                                              -----------     -----------

Basic loss per share                           $   ( .11)     $     (1.59)
                                              ===========     ===========

                             MIKE'S ORIGINAL, INC.
                            STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                  Three Months Ended June 30,
                                                     1998          1997
                                                     ----          ----

Sales, net                                        $   80,613     $ (10,513)

Cost of sales                                        166,864        31,366
                                                   ---------     ---------

Gross profit                                         (86,251)      (41,879)

Operating expenses
  Selling, marketing and shipping                     (7,032)      318,177
  Research and Development                             6,000         9,388
  General and administrative                         116,656     1,069,510
                                                   ---------   -----------
Total operating expenses                             115,624     1,397,075
                                                   ---------   -----------

 Loss from operations                               (201,875)   (1,438,954)

 Interest expense (net)                               10,097       574,305
                                                   ---------   -----------

 Net loss before extraordinary item                 (211,972)   (2,013,259)

Extraordinary item - forgiveness of debt             216,882          -
                                                   ---------   -----------
Net income (loss)                                  $   4,910   $(2,013,259)
                                                   =========   ===========
Weighted average common
  shares outstanding                               3,295,429     2,197,050
                                                   =========   ===========
Basic loss per share before extraordinary item     $   (.06)   $      (.80)

Basic income per share from extraordinary item          .06           -
                                                   ---------   -----------
Basic income (loss) per share                      $    NIL    $      (.80)
                                                   =========   ===========

                             MIKE'S ORIGINAL, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                     Three Months Ended June 30,
                                                         1998           1997
                                                         ----           ----

Cash flows from operating activities
Net income (loss)                                     $     4,910    $(2,013,259)
Adjustments to reconcile net loss to net cash
     used in operating activities
Imputed interest on stock issued                                         513,861
Provision for doubtful accounts                             8,233
Depreciation and amortization                               1,469          3,680
Compensation expense attributable to the
     issuance of common stock for services rendered                    1,125,000
Forgiveness of related party debt                        (216,882)
Changes in operating assets and liabilities
     Accounts receivable                                  (60,416)       171,851
     Inventories                                            2,297        (64,661)
     Prepaid expenses & other current assets               (9,684)           -
     Accounts payable and accrued liabilities             169,199         55,673
                                                       ----------     ----------
Net cash used in operating activities                    (100,874)      (207,855)
                                                       ----------     ----------

Cash flows from investing activities
      Security deposit                                      3,068
Other assets                                              (62,000)          -
                                                       ----------     ----------
Net cash (used by) provided by investing activities       (58,932)          -
                                                       ----------     ----------

Cash flows from financing activities
     Proceeds from notes payable to related parties        35,000         20,000
     Proceeds from notes payable                                         200,000
     Payment of notes payable                                             (5,000)
     Payment of deferred offering costs                                  (11,475)
     Payment of line of credit                                             1,179
     Payment of capital lease obligation                                  (2,908)
                                                       ----------     ----------
Net cash (used) provided by financing activities           35,000        201,796
                                                       ----------     ----------

Net Increase (Decrease) in Cash                          (124,806)        (6,059)
Cash at beginning of period                               126,172         15,636
                                                       ----------     ----------
Cash at end of period                                  $    1,366     $    9,577
                                                       ==========     ==========

                             MIKE'S ORIGINAL, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                     Six Months Ended June 30,
                                                        1998          1997
                                                        ----          ----
Cash flows from operating activities
Net loss                                             $  (362,922)   $(3,498,476)
Adjustments to reconcile net loss to net cash
     used in operating activities
Imputed interest on stock issued                                      1,293,301
Provision for doubtful accounts                            8,233
Depreciation and amortization                              3,010          7,360
Compensation expense attributable to the
     issuance of common stock for services rendered       88,800      1,125,000
Forgiveness of related party debt                       (216,882)
Changes in operating assets and liabilities
     Accounts receivable                                 (61,031)        41,653
     Inventories                                          54,567         94,150
     Prepaid expenses & other current assets             (39,382)        16,589
     Accounts payable and accrued liabilities            123,822        593,475
                                                      ----------     ----------
Net cash used in operating activities                   (401,785)      (326,948)
                                                      ----------     ----------

Cash flows from investing activities
      Purchases of office equipment                       (1,513)
      Security deposit                                     3,068          6,023
     Other assets                                        (62,306)         1,000
                                                      ----------     ----------
Net cash (used by) provided by investing activities      (60,751)         7.023
                                                      ----------     ----------

Cash flows from financing activities
     Proceeds from notes payable to related parties       35,000         20,000
     Proceeds from convertible note                                     100,000
     Proceeds from notes payable                                        250,000
     Payment of notes payable                                           (45,263)
     Payment of deferred offering costs                                 (21,067)
     Payment of line of credit                            (9,375)           (76)
     Payment of capital lease obligation                                 (6,615)
                                                      ----------     ----------
Net cash (used) provided by financing activities          25,625        296,979
                                                      ----------     ----------

Net Increase (Decrease) in Cash                         (436,911)       (22,946)
Cash at beginning of period                              438,277         32,523
                                                      ----------     ----------
Cash at end of period                                  $   1,366     $    9,577
                                                      ==========     ==========

                              MIKE'S ORIGINAL INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

        The balance sheet as of June 30, 1998 and the related statements of operations for the three-month and six month periods ended June 30, 1998 and 1997 and changes in cash flow for the three month and six month periods ended June 30, 1998 and 1997 and have been prepared by Mike's Original, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal, recurring accrual adjustments) necessary to present fairly the financial position as of June 30, 1998 and for all periods presented have been made.

        Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report filed on Form 10-KSB. Results of operations for the period ended June 30, 1998 are not necessarily indicative of the operating results expected for the full year.

NOTE B STOCKHOLDERS' EQUITY

        During February 1998, the Company issued 30,000 shares of common stock to one of its marketing consultants in exchange for services to be performed during 1998. These shares were valued at $ 2.96 per share, the estimated fair value of the stock at the date of issuance and accordingly $ 88,800 is charged to operations during the six month period ended June 30, 1998.


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

        The Company has entered into a settlement with Darigold, Inc. in the amount of $33,574 plus interest payable in equal monthly installments of $4,125.45 commencing in April, 1998 after the Company made an initial payment of $10,000. In July , 1998 the Company defaulted and the unpaid balance of approximately $14,000 was demanded by Darigold, Inc.. The Company is currently negotiating to make a final payment in full settlement of all amounts due.

        On April 2, 1998, the Company was served with a complaint in an action pending in the Supreme Court of New York, Nassau County and seeks damages in the amount of $82,037, arising from the Company's alleged failure to pay for certain inventory purchased. The Company disputes the allegations of the complaint and intends to file an answer and vigorously defend against the allegations raised in the complaint.

In the opinion of management, the amount of any additional liability in connection with the aforementioned matters, in excess of amounts provided for in the normal course of business, will not materially affect the Company.

NOTE D - NOTES PAYABLE TO RELATED PARTIES

        Effective May 1, 1998, the Company entered into an agreement with Michael Rosen and Rachelle Rosen and certain other family members. Pursuant to the agreement, Michael Rosen resigned as Chairman of the Board and President of the Company and Rachelle Rosen as Secretary and Treasurer. Michael Rosen and his father-in-law, Martin Pilossoph, also resigned as directors of the Company. The agreement provides, among other things, for the termination of Mr. Rosen's employment agreement, which would otherwise have expired May 31, 2001 and which provided for an annual base salary of $125,000 together with pre-tax incentives. The agreement further provides that the outstanding indebtedness to Michael
Rosen and Rachelle Rosen in the approximate sum of $280,000 is reduced to $130,336. In addition, $25,000 of indebtedness due to Elizabeth Pilossoph, Mr. Rosen's mother-in-law, is reduced to $6,250. The Company recorded extraordinary income of approximately $217,000 in the quarter ended June 30, 1998 as a result of the aforementioned forgiveness of debt.

        On May 22, 1998, a shareholder advanced the Company $35,000 for working capital. This advance bears interest at the rate of 10% and is due on demand. The shareholder has the option to convert this debt into units, or fractions of units, associated with the private placement (See Subsequent Events). In July, 1998 this same shareholder advanced the Company an additional $5,000 bringing the total demand loan to $40,000.


NOTE E - SUBSEQUENT EVENTS

     On July 27, 1998, the Company commenced a private placement of its securities to provide gross proceeds of up to $500,000. The securities are being offered in units consisting of $50,000 12% Notes due on December 1, 1999 and 200,000 shares of common stock. This offering expires on September 1, 1998, unless extended by the Company, and is being offered through Millennium Securities Corp. As of August 14, 1998, $75,000 has been received by the Company representing the sale of one and one-half units. This private placement states that the Company plans to make a secondary offering of its securities of at least $3,000,000 of gross proceeds in the fall of 1998. Although the Company feels such an offering can be accomplished, there is no assurance that such an offering will be consummated.

        In July, 1998, the Company acquired, from Multi Venture Partners Ltd., an unrelated third party, the rights to purchase the assets of New Yorker Ice Cream Corp. and Jerry's Ice Cream Co., Inc. in exchange for $50,000 in cash (which will be credited to the purchase price of the acquired entities at closing), 1,500,000 shares of the Company's common stock and 750,000 options to purchase additional shares of the Company's common stock at an exercise price of $1.00. The agreements, previously executed to acquire these entities expired in April, 1998 and were extended to June 30, 1998 when they were terminated. The terms of the acquisitions are similar to the original agreements.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Results of Operations

Quarter Ended June 30, 1998 Compared to June 30, 1997

        The Company's sales for the quarter ended June 30, 1998 and 1997 were $80,613 and $(10,513) respectively. The prior year negative sales resulted from the Company accepting returns back from its primary distributor who subsequently terminated the relationship. The limited volume for the current year was primarily due to insufficient working capital and the limited usage of the Mike's Original brand. The Company plans to expand its sales by the acquisition of strategic distributors, primarily in the New York Metropolitan area. In June, 1998 the Company began selling Veryfine frozen juice bars under its license agreement.

        Gross profit for the quarter ended June 30, 1998 was $(86,251) and $(41,879) for the comparable quarter ended June 30, 1997. The decrease and elimination of gross profit dollars is primarily attributable to the lack of sales due to limited operations and the limited usage of the Mike's Original brand. Remaining finished goods inventories were sold at significantly reduced prices.

        General and administrative expenses (G&A) for the quarters ended June 30, 1998 and June 30, 1997 were approximately $116,700 and $1,069,500 respectively. The decrease was primarily due to a reduction in other professional fees including accounting ($500,000), legal expenses ($400,000) and salaries ($100,000).

        Selling, marketing and shipping expenses for the quarters ended June 30, 1998 and June 30, 1997 were approximately $(7,000) and $318,200 respectively. The sharp decline for the 1998 period was primarily from decreases in retail introductory programs, advertising, and in store promotions as a result of limited operations.

        Interest expense, net of interest income for the quarters ended June 30, 1998 and June 30, 1997 were approximately $10,100 and $574,300 respectively. The reduction in the amount charged to profit and loss was created by the conversion of debt in 1997 to equity and the reduction of other interest bearing debt through the application of proceeds from the initial public offering.

        Net income for the quarter ended June 30, 1998 was $ 4,910 as compared to a net loss in the amount of $2,013,259 for the comparable prior year period. Net income was achieved in 1998 as a direct result of the forgiveness of debt by the Rosens and other related parties in the amount of $216,882. The net loss in 1997 was attributable to the high cost of debt prior to the initial public offering and the lack of volume.

Six Months Ended June 30,  1998 Compared to June 30,  1997

The Company's sales for the six months ended June 30, 1998 and 1997 were $129,623 and $345,801 respectively. The limited volume for the current year was primarily due to insufficient working capital and the limited usage of the Mike's Original brand. The Company plans to expand its sales by the acquisition of strategic distributors, primarily in the New York Metropolitan area. In June, 1998 the Company began selling Veryfine frozen juice bars under its license agreement.

        Gross profit for the six months ended June 30, 1998 was $(90,741) and $9,071 for the comparable six months ended June 30, 1997. The decrease and elimination of gross profit dollars is primarily attributable to the lack of sales due to limited operations and the limited usage of the Mike's Original brand. Remaining finished goods inventories were sold at significantly reduced prices in the second quarter.

        General and administrative expenses (G&A) for the six months ended June 30, 1998 and June 30, 1997 were approximately $358,800 and $1,512,200 respectively. The decrease was primarily due to a reduction in other professional fees including accounting ($640,000), legal expenses ($460,000) and salaries ($100,000).

        Selling, marketing and shipping expenses for the six months ended June 30, 1998 and June 30, 1997 were approximately $99,400 and $567,900 respectively. The sharp decline for the 1998 period was primarily from decreases in retail introductory programs, advertising, and in store promotions as a result of limited operations.

        Interest expense, net of interest income for the six months ended June 30, 1998 and June 30, 1997 were approximately $17,200 and $1,408,300 respectively. The reduction in the amount charged to profit and loss was created by the conversion of debt in 1997 to equity and the reduction of other interest bearing debt through the application of proceeds from the initial public offering.

        Net loss for the six months ended June 30, 1998 was $ 362,922 as compared to $3,498,476 for the comparable prior year period. The net loss in 1998 was offset by the forgiveness of debt by the Rosens and other related parties in the amount of $216,882. The net loss in 1997 was attributable to the high cost of debt prior to the initial public offering and the lack of volume.

Liquidity and Capital Resources

        The Company's cash requirements have been significantly exceeding its resources due to the limited operations of the Company. At June 30, 1998 the Company had a working capital deficit of $1,394,513. In addition, the cash balance of $1,366 and collection of recievables is anticipated to fund the Company until proceeds from the private placement is received. The private placement is anticipated to raise up to $500,000 and as of August 14, 1998 $75,000 has been received. It is anticipated that these proceeds should sustain the Company until an additional offering of securities can be accomplished. There are no assurances that this private placement will generate proceeds in excess of the $75,000 already received. The Company also anticipates engaging in an underwritten public offering expected to generate $3,000,000 in gross proceeds. There are no assurances that such an offering can be accomplished. If the aforementioned capital can be raised, the Company plans to close the acquisitions currently assigned to the Company and to seek out additional acquisitions to shift the Company's business to more of a distributorship rather than a manufacturer. These acquisitions and additional financings are anticipated to generate sufficient cash flow to meet the Company's needs for the balance of the year.


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


                                MIKE'S ORIGINAL, INC.


                                By: /s/ Arthur Rosenberg
                                ----------------------------------------
                                Arthur Rosenberg, President
                                (Chief Executive Officer)


Date:  August 14, 1998