Form 10QSB
period 1998-09-30
MIKES ORIGINAL INC
filed 1998-11-19
CIK 934008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1998

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

                    366 N. Broadway, Jericho, New York 11753
  ----------------------------------------------------------------------------

                    (Address of principal executive offices)


Registrant's Telephone Number                           (516) 942-8068
                                                         -------------
Number of Shares Outstanding of Common Stock,
$.001 Par Value, at November 1, 1998                       4,222,908
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

                                                                 September 30, 1998
                                                                 ------------------
   ASSETS
   CURRENT ASSETS
   Cash                                                                $   7,979
   Accounts receivable, less allowance for
      doubtful accounts of $ -0-                                          24,218
   Inventories                                                            62,454
   Prepaid expenses & other current assets                               555,579
                                                                       ---------
   Total current assets                                                  650,230

   Fixed assets, net of accumulated depreciation of
      $34,874                                                              2,086
   Trademarks and organization costs, net of accumulated
      amortization of $17,148                                              1,668

   Security deposits                                                       1,975
   Other assets                                                          109,504
                                                                       ---------
   TOTAL ASSETS                                                        $ 765,463
                                                                       =========
   LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES
   Accounts payable and accrued liabilities                             $569,179
   Notes payable to related parties (NOTE - D)                           331,586
   Notes payable - other  (NOTE - B)                                     180,000
   Notes payable-trade                                                   520,244
   Accrued interest-Related party notes                                   55,325
                                                                      ----------
   Total current liabilities                                           1,656,334

   STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.001 per value;
      20,000,000 shares authorized; 4,222,908
      shares issued and outstanding                                        4,222
   Additional paid-in capital                                         10,829,066
   Accumulated deficit                                               (11,724,159)
                                                                      ----------
   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                              (   890,871)
                                                                      ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)             $  765,463
                                                                      ==========


                              MIKE'S ORIGINAL, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended September 30,
                                                   --------------------------------
                                                          1998            1997
                                                          ----            ----
Sales, net                                              $     780      $  15,859

Cost of sales                                              36,411         50,498
                                                        ---------      ---------
Gross profit                                              (35,631)       (34,639)


Operating expenses
  Selling, marketing and shipping                          90,979         35,658
  Research and Development                                 (1,500)         2,030
  General and administrative                               22,422        431,139
                                                        ---------      ---------
Total operating expenses                                  111,901        468,827
                                                        ---------      ---------
 Loss from operations                                    (147,532)      (503,466)

 Interest expense (net)                                    77,806         87,453
                                                        ---------      ---------
 Net loss before extraordinary item                      (225,338)      (590,919)

Extraordinary item - forgiveness of debt                    5,749           -
                                                       ----------     ----------
Net income (loss)                                      $ (219,589)    $ (590,919)
                                                       ==========     ==========
Weighted average common
  shares outstanding                                    3,676,674      3,020,264
                                                       ==========     ==========
Basic loss per share before extraordinary item         $     (.06)    $   (  .20)

Basic income per share from extraordinary item                -              -
                                                       ----------     ----------
Basic income (loss) per share                          $     (.06)    $   (  .20)
                                                       ==========     ==========

                              MIKE'S ORIGINAL, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                  Nine Months Ended September 30,
                                                  ------------------------------
                                                       1998              1997
                                                       ----              ----
Sales, net                                           $  130,403       $  361,660

Cost of sales                                           256,775          344,961
                                                     ----------       ----------
Gross profit                                           (126,372)          16,699


Operating expenses
  Selling, marketing and shipping                       190,355          645,867
  Research and Development                               12,254           21,138
  General and administrative                            381,179        1,943,330
                                                      ---------       ----------
Total operating expenses                                583,788        2,610,335
                                                      ---------       ----------
 Loss from operations                                  (710,160)      (2,593,636)

 Interest expense (net)                                  94,982        1,495,759
                                                      ---------       ----------
 Net loss before extraordinary item                    (805,142)      (4,089,395)

Extraordinary item - forgiveness of debt                222,631             -
                                                     -----------     -----------
Net loss                                             $ (582,511)     $(4,089,395)
                                                     ==========      ===========
Weighted average common
  shares outstanding                                  3,441,927        2,471,455
                                                     ==========      ===========
Basic loss per share before extraordinary item       $     (.23)      $    (1.65)

Basic income per share from extraordinary item              .06             -
                                                     ----------       ----------
Basic loss per share                                 $    ( .17)      $    (1.65)
                                                     ==========       ==========

                              MIKE'S ORIGINAL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Nine Months Ended September 30,
                                                         1998             1997
                                                         ----             ----

Cash flows from operating activities
Net loss                                              $ (582,511)    $(4,089,395)
Adjustments to reconcile net loss to net cash
  used in operating activities
Imputed interest on stock issued                          75,000       1,327,051
Provision for doubtful accounts                          (24,185)
Depreciation and amortization                              4,591          11,040
Compensation expense attributable to the
  issuance of common stock for services rendered         158,696       1,331,250
Forgiveness of debt                                     (222,631)
Changes in operating assets and liabilities
  Accounts receivable                                    (11,618)         52,089
  Inventories                                             81,445          77,742
  Prepaid expenses & other current assets                (13,276)        (17,487)
  Accounts payable and accrued liabilities                48,139        (244,839)
                                                      ----------     -----------
Net cash used in operating activities                   (486,350)     (1,552,549)
                                                      ----------     -----------

Cash flows from investing activities
   Purchases of office equipment                         (1,513)
   Security deposit                                       3,093           14,023
   Other assets                                        (111,154)
                                                      ----------     -----------
Net cash (used by) provided by investing activities    (109,574)          14,023
                                                      ----------     -----------

Cash flows from financing activities
  Proceeds from notes payable to related parties         20,000
  Proceeds from initial public offering                                3,342,444
  Proceeds from convertible note                                         100,000
  Proceeds from notes payable                           180,000         (853,032)
  Proceeds of interim notes payable                                      340,000
  Payment of interim notes payable                                      (315,000)
  Payment of related party debt                         (25,000)        (253,750)
  Payment of line of credit                              (9,374)          (3,027)
  Payment of capital lease obligation                                    (13,568)
                                                      ----------     -----------
Net cash (used) provided by financing activities        165,626        2,344,067
                                                      ----------     -----------
Net Increase (Decrease) in Cash                        (430,298)         805,541
Cash at beginning of period                             438,277           32,523
                                                      ----------     -----------
Cash at end of period                                 $   7,979       $  838,064
                                                      =========      ===========

                              MIKE'S ORIGINAL INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

     The balance sheet as of September 30, 1998 and the related statements of operations for the three-month and six month periods ended September 30, 1998 and 1997 and changes in cash flow for the six month period ended September 30, 1998 and 1997 and have been prepared by Mike's Original, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal, recurring accrual adjustments) necessary to present fairly the financial position as of September 30, 1998 and for all periods presented have been made.

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report filed on Form 10-KSB. Results of operations for the period ended September 30, 1998 are not necessarily indicative of the operating results expected for the full year.

NOTE B STOCKHOLDERS' EQUITY

     During February 1998, the Company issued 30,000 shares of common stock to one of its marketing consultants in exchange for services to be performed during 1998. These shares were valued at $ 2.96 per share, the estimated fair value of the stock at the date of issuance and accordingly $ 88,800 is charged to operations during the nine month period ended September 30, 1998.

     During August 1998, the Company issued 97,500 shares of common stock to one of its financial consultants in exchange for services performed through July, 1998. These shares were valued at $ .38 per share, the estimated fair value of the stock at the date of issuance and accordingly $ 36,563 is charged to operations during the nine month period ended September 30, 1998.

     The Company commenced a private placement in July, 1998 of units, each unit consisting of one $50,000 principal amount of 12% promissory note and 200,000 shares of Common Stock. As of September 30, 1998 the Company sold four units to seven people (.4 units to a related party). The 800,000 shares of Common Stock issued was accounted for as additional interest at a price of $.75 per share. The notes are due in December, 1999 or at the closing of a secondary offering of securities with gross proceeds of at least $3,000,000. The additional interest is being amortized over the remaining period unless a qualifying offering is closed at which time any remaining balance will be written off.

     In July, 1998, the Company acquired, from Multi Venture Partners Ltd., an unrelated third party, the rights to purchase the assets of New Yorker Ice Cream Corp. and Jerry's Ice Cream Co., Inc. in exchange for $50,000 in cash, 1,500,000 shares of the Company's common stock and 750,000 options to purchase additional shares of the Company's common stock at an exercise price of $1.50 The agreements, previously executed to acquire these entities expired in April, 1998 and were extended to September 30, 1998 when they were terminated. The terms of the acquisitions are substantially the same as existed in the original agreements. The cash will be credited at closing which is when the shares will be issued.

NOTE C - COMMITMENT AND CONTINGENCIES

Legal Proceedings

     The Company is subject to various legal proceedings, claims and liabilities which arise in the ordinary course of its business. In the opinion of management , the amount of ultimate liability with respect to these actions will not have a material adverse effect on the Company's results of operations, cash flow or financial position.

     The Company has entered into a settlement with Darigold, Inc. in the amount of $33,574 plus interest payable in equal monthly installments of $4,125.45 commencing in April, 1998 after the Company made an initial payment of $10,000. In July , 1998 the Company defaulted and the unpaid balance of approximately $14,000 was demanded by Darigold, Inc.. The Company negotiated to make a final payment of $10,000 in full settlement of all amounts due which was paid in August, 1998.

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

NOTE D - NOTES PAYABLE TO RELATED PARTIES

     Effective May 1, 1998, the Company entered into an agreement with Michael Rosen and Rachelle Rosen and certain other family members. Pursuant to the agreement, Michael Rosen resigned as Chairman of the Board and President of the Company and Rachelle Rosen as Secretary and Treasurer. Michael Rosen and his father-in-law, Martin Pilossoph, also resigned as directors of the Company. The agreement provides, among other things, for the termination of Mr. Rosen's employment agreement, which would otherwise have expired May 31, 2001 and which provided for an annual base salary of $125,000 together with pre-tax incentives. The agreement further provides that the outstanding indebtedness to Michael
Rosen and Rachelle Rosen in the approximate sum of $280,000 is reduced to $130,336. In addition, $25,000 of indebtedness due to Elizabeth Pilossoph, Mr. Rosen's mother-in-law, is reduced to $6,250. The Company recorded extraordinary income of approximately $217,000 in the quarter ended September 30, 1998 as a result of the aforementioned forgiveness of debt.

     On May 22, 1998, a shareholder advanced the Company $35,000 for working capital. This advance bears interest at the rate of 10% and is due on demand. The shareholder has the option to convert this debt into units, or fractions of units, associated with the private placement (See - NOTE B). In July, 1998 this same shareholder advanced the Company an additional $5,000 bringing the total demand loan to $40,000. On August 14, 1998 the entire amount was converted to .8 units of the private placement with half being transferred to an unrelated third party.

NOTE E - SUBSEQUENT EVENTS

     On July 27, 1998, the Company commenced a private placement, through Millennium Securities Corp., of its securities to provide gross proceeds of up to $500,000. The securities are being offered in units consisting of $50,000 12% Notes due on December 1, 1999 and 200,000 shares of common stock. This offering terminated on November 11,1998, with gross proceeds of $390,000 received by the Company representing the sale of 7.8 units. This private placement states that the Company plans to make a secondary offering of its securities of at least $3,000,000 of gross proceeds in the fall of 1998. Although the Company feels such an offering can be accomplished, there is no assurance that such an offering will be consummated.

     In October, 1998 the Company issued 85,000 shares of its Common Stock to each of its outside directors, Myron Levy and Frederic Heller, and granted 475,000 shares to Arthur G. Rosenberg, to be issued at the closing of the acquisitions, for prior management services.

     On November 13, 1998, the Company filed a registration statement with the Securities and Exchange Commission on Form SB-2. A total of 5,060,000 shares of the Company's Common Stock were registered for sale, 3,500,000 by the Company and 1,560,000 by the purchasers of private placement units. It is anticipated that the gross proceeds to the Company will be $3,500,000 and that the Company will not receive any proceeds from the sales by shareholders.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                   CONDITION


Results of Operations

Quarter Ended September 30, 1998 Compared to September 30, 1997

     The Company's sales for the quarter ended September 30, 1998 and 1997 were $780 and $15,859 respectively. The limited volume for the current year was primarily due to shipments of Veryfine frozen juice bars in the second quarter being sufficient to sustain distributors through the third quarter and the limited usage of the Mike's Original brand, which has now been curtailed. Management has changed the Company's operations from manufacturing, marketing and distributing its own line of ice cream products to marketing and distributing a variety of ice cream products and other frozen desserts, Management intends to accomplish this plan by acquiring distribution companies with new brands and customers, distribution expertise and an operations center that can absorb any future acquisitions. As part of this plan, the Company has recently acquired the rights to purchase the assets of New Yorker Ice Cream Corp. ("NYIC") and Jerry's Ice Cream Co., Inc. ("Jerry's"). NYIC and Jerry's provide full service distribution and marketing services of ice cream and frozen novelties. These companies had combined 1997 revenues of approximately $6,800,000.

     Gross profit for the quarter ended September 30, 1998 was $(35,631) and $(34,639) for the comparable quarter ended September 30, 1997. The elimination of gross profit dollars is primarily attributable to the lack of sales due to limited operations and the limited use of the Mike's Original brand.

     General and administrative expenses (G&A) for the quarters ended September 30, 1998 and September 30, 1997 were approximately $22,400 and $431,100 respectively. The decrease was primarily due to a reduction in salaries of $115,000 and a reduction of other professional fees including accounting of $289,000.

     Selling, marketing and shipping expenses for the quarters ended September 30, 1998 and September 30, 1997 were approximately $90,979 and $35,658 respectively. The increase for the 1998 period was primarily from increased salaries and promotional expense associated with the introduction of the Veryfine product.

     Interest expense, net of interest income for the quarters ended September 30, 1998 and September 30, 1997 were approximately $77,800 and $87,500 respectively. The slight reduction in the amount charged to profit and loss was a result of the elimination through forgiveness of certain related party debt.

     Net loss for the quarter ended September 30, 1998 was $ 219,589 as compared to a net loss in the amount of $590,919 for the comparable prior year period. The net loss in the 1998 period was a result of nominal sales and the interest expense associated with the private placement. The net loss in 1997 was attributable to the high cost of debt, prior to the initial public offering and the lack of volume.

Nine Months Ended September 30,  1998 Compared to September 30,  1997

The Company's sales for the nine months ended September 30, 1998 and 1997 were $130,403 and $361,660 respectively. The limited volume for the current year was primarily due to insufficient working capital and the limited usage of the Mike's Original brand. Management has changed the Company's operations from manufacturing, marketing and distributing its own line of ice cream products to marketing and distributing a variety of ice cream products and other frozen desserts, Management intends to accomplish this plan by acquiring distribution companies with new brands and customers, distribution expertise and an operations center that can absorb any future acquisitions. As part of this plan, the Company has recently acquired the rights to purchase the assets of New Yorker Ice Cream Corp. ("NYIC") and Jerry's Ice Cream Co., Inc. ("Jerry's"). NYIC and Jerry's provide full service distribution and marketing services of ice cream and frozen novelties. These companies had combined 1997 revenues of approximately $6,800,000.

     Gross profit for the nine months ended September 30, 1998 was $(126,372) and $16,699 for the comparable nine months ended September 30, 1997. The decrease and elimination of gross profit dollars is primarily attributable to the lack of sales due to limited operations and the limited usage of the Mike's Original brand. Remaining finished goods inventories were sold at significantly reduced prices over the nine month period.

     General  and  administrative  expenses  (G&A)  for the  nine  months  ended
September 30, 1998 and September 30, 1997 were approximately $381,200 and $1,943,300 respectively. The decrease was primarily due to a reduction in legal expenses in the amount of $444,000. Other decreases resulted from salary reductions ($280,000) and a decrease in other professional fees including accounting($785,000).

     Selling,  marketing  and  shipping  expenses  for  the  nine  months  ended
September 30, 1998 and September 30, 1997 were approximately $190,400 and $645,900 respectively. The sharp decline for the 1998 period was primarily from decreases in retail introductory programs, advertising, and in store promotions as a result of limited operations.

     Interest expense, net of interest income for the nine months ended September 30, 1998 and September 30, 1997 were approximately $95,000 and $1,495,800 respectively. The reduction in the amount charged to profit and loss was created by the conversion of debt in 1997 to equity and the reduction of other interest bearing debt through the application of proceeds from the initial public offering.

     Net loss for the nine months ended September 30, 1998 was $ 582,511 as compared to $4,089,395 for the comparable prior year period. The net loss in 1998 was offset by the forgiveness of debt by the Rosens and other related parties in the amount of $216,882. The net loss in 1997 was attributable to the high cost of debt, prior to the initial public offering and the lack of volume.

Liquidity and Capital Resources

     The Company's cash requirements have been significantly exceeding its resources due to the limited operations of the Company. At September 30, 1998 the Company had a working capital deficit of $1,006,104. It is anticipated that the cash balance of $7,979, collection of recievables and the net proceeds of $355,000 from the Company's recent private placement should sustain the Company until an additional offering of securities can be accomplished. While the Company has filed a registration statement with the Securities and Exchange Commission covering a secondary offering of securities, there are no assurances that such additional offering of securities can be accomplished. If the offering of additional securities is successful, the Company plans to close the two acquisitions currently under contract with the Company and may seek additional acquisitions to continue the shift of the Company's business to more of a distributorship rather than a manufacturer. These acquisitions and additional financing are anticipated to generate sufficient cash flow to meet the Company's needs for the balance of the year. The failure of the Company to complete this secondary offering would require the Company to seek other financing in order to continue as a going concern and the Company has no alternative plans for financing.


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

                              MIKE'S ORIGINAL, INC.
                              ---------------------
                           PART II- OTHER INFORMATION
                           --------------------------
ITEM 1 - LEGAL PROCEEDINGS:

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


                    MIKE'S ORIGINAL, INC.


               By:  /s/Arthur G. Rosenberg
                    ----------------------------------------
                    Arthur G. Rosenberg
                    President, Chairman of the Board and CEO
                    (Chief Executive Officer)




Date:  November  19, 1998