Form 10QSB/A
period 1998-09-30
MIKES ORIGINAL INC
filed 1999-01-21
CIK 934008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



                                   FORM 10-QSB/A



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


     In October, 1998 the Company issued 85,000 shares of its Common Stock to each of its outside directors, Myron Levy and Frederic Heller, and granted 475,000 shares to Arthur G. Rosenberg, to be issued at the closing of the acquisitions, for prior management services covering the last eighteen months. In addition, the Company issued 29,979 shares to a marketing consultant in lieu of cash as provided for in their consulting agreement.


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