Form 10KSB
period 1998-12-31
MIKES ORIGINAL INC
filed 1999-03-02
CIK 934008

-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                   Form 10-KSB
                                   (Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998
                               or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to
                                      _____

                         Commission file number 0-22431

                           NEW YORKER MARKETING CORP.
                        (FORMERLY: MIKE'S ORIGINAL, INC.)
                 (Name of Small Business Issuer in its Charter)

       Delaware                                       11-3214529
(State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)

        366 N. Broadway, Jericho, New York              11753
     (Address of Principal Executive Offices)         (Zip Code)

Issuer's telephone number, including area code:      (516) 942-8068

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

  Issuer's revenue for its most recent fiscal year:  $103,410

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 26, 1999 based on the average price on that date was $4,938,741. At January 31, 1999, the number of shares outstanding of the issuer's common stock was 5,152,908.

                       DOCUMENTS INCORPORATED BY REFERENCE
None
Transitional Small Business Disclosure Format     Yes [   ]   No [ x ]

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

General

     According to the International Ice Cream Association, ice cream was part of a $10.5 billion nationwide frozen dessert industry in 1995 and has wide appeal, with over 93% of households in the United States consuming these products. From its inception, New Yorker marketed, sold and distributed Mike's Original
Cheesecake Ice Cream, an all natural blend of ice cream with cheesecake ingredients. This product line was offered in a variety of flavors mainly to supermarkets and grocery stores and also, to a lesser extent, to convenience stores and food service outlets. Since March 1998, sales of Mike's Original Cheesecake Ice Cream have been nominal. In June 1998, New Yorker curtailed the sale of its ice cream and began distributing Veryfine Frozen Juice Bars under an agreement with Veryfine.

     Initially, New Yorker manufactured, marketed and distributed its own line of ice cream products. New Yorker wants to change its operations to marketing and distributing a variety of ice cream products and other frozen desserts, including nationally known brands of super-premium ice cream products and possibly its own ice cream products. New Yorker plans to change its operations by buying distribution companies in large metropolitan areas. New Yorker expects these purchases to provide new brands and customers, distribution expertise and an operations center that can absorb any future acquisitions. As part of this plan, New Yorker recently acquired the rights to purchase the assets of New Yorker Ice Cream Corp. and Jerry's Ice Cream Co., Inc. New Yorker Ice Cream and Jerry's Ice Cream distribute and market ice cream and frozen novelties including Haagen-Dazs, Good Humor, and Edy's. These companies had combined 1998 revenues of approximately $6,500,000 . New Yorker intends to use part of the proceeds of a recently filed proposed public offering to buy these assets.

     New Yorker was incorporated in New York in March 1993, reincorporated in Delaware in May 1994 and changed its name from Mike's Original, Inc. to New Yorker Marketing Corp. in March 1999. It maintains its principal offices at 366
N.  Broadway,  Jericho,  New York 11753 and its  telephone  number is (516) 942-
8068.

Agreement with Veryfine Products

  New Yorker entered into a license agreement with Veryfine Products, Inc. effective April 1, 1998 for the sale of Veryfine Frozen Juice Bars. The agreement grants New Yorker's wholly-owned subsidiary, New Yorker Frozen Desserts, Inc., an exclusive license to manufacture and sell frozen juice bars in certain flavors, sizes and packaging for a two year period in the New York Metropolitan area, including Nassau, Suffolk, Westchester, Putnam and Rockland counties, and certain counties in New Jersey and in the State of Connecticut. New Yorker has the right to manufacture these products at facilities it designates under quality assurance procedures established by Veryfine. These products have been manufactured in the Fieldbrook facility in Buffalo, New York and New Yorker has been selling these products since June 1998. The license agreement also prohibits New Yorker from manufacturing or selling any other branded frozen juice bar.

Proposed Acquisition of Distributors

     New Yorker will be using a portion of the proceeds of its proposed offering to purchase the assets of New Yorker Ice Cream and Jerry's Ice Cream, two full service distributors and marketers of ice cream and frozen novelties. In July 1998, Multi Venture Partners Ltd. assigned to New Yorker all of its right, title and interest under certain purchase agreements to acquire the assets of New Yorker and Jerry's. These agreements, which have since been amended, provide for an aggregate purchase price of approximately $2,500,000, of which

 --      $970,000  is payable in cash at  closing,
 --      $820,000  is payable in restricted  common stock at closing,
 --      $200,000 is payable over six months at an 8% annual interest rate; and
 --      $495,000 is payable over four years at an 8% annual interest rate.

     Each agreement further provides: (i) for a price guarantee on the common stock issued at closing which is exercisable by the purchaser eighteen months from the closing date; and (ii) that New Yorker can call all or part of such common stock at any time during such eighteen month period, at the closing price of the common stock on the closing date of the acquisition.

     At closing Mr. Ted Ketsoglou, the principal of New Yorker Ice Cream and Mr. Gerald Schneider, the principal of Jerry's Ice Cream, will become directors and officers of New Yorker and will be employed by New Yorker pursuant to written employment agreements. See "Management - Proposed Employment Agreements."

     Some of the products currently being distributed by New Yorker Ice Cream and Jerry's Ice Cream are Haagen Dazs, Good Humor, Baskin Robbins, Snickers, Edy's, Veryfine Juice Bars and American Classics. New Yorker Ice Cream and Jerry's Ice Cream own in the aggregate approximately 2,000 freezers which they have placed in approximately 1,500 locations throughout the New York
Metropolitan area, including Connecticut and New Jersey. The institutions serviced by these companies include grocery stores, bodegas, restaurants, delicatessens, supermarkets, parks, beaches and airports. Their combined revenues for the year ended December 31, 1998 were approximately $6,500,000.

Principal Supplier

     For the years ended December 31, 1998 and 1997 approximately 30% of the combined revenues of New Yorker Ice Cream and Jerry's Ice Cream were from the sale of Haagen-Dazs products. While these companies enjoy long term relationships with Haagen-Dazs, the loss of this company as a supplier could have a material adverse effect upon the business of New Yorker and Jerry's.

Manufacturing

     New Yorker's products are presently manufactured by Fieldbrook Farms, an independent FDA approved facility located in Buffalo, New York, under a two-year exclusive manufacturing agreement expiring in March 1999. The manufacturing agreement, dated as of March 20, 1997, provides that Fieldbrook shall be the exclusive supplier of all products manufactured by Fieldbrook and distributed by New Yorker east of the Mississippi River for a period of two years.

     The products distributed by New Yorker Ice Cream and Jerry's Ice Cream are manufactured either by the ice cream company themselves, i.e., Haagen Dazs, or by third party manufacturers, and sold to New Yorker and Jerry's.

Distribution and Marketing

     New Yorker, through its officers, consultants and other representatives, currently markets the Mike's Original products on a very limited basis through supermarkets, grocery stores, convenience stores and food service outlets. While New Yorker incurred substantial promotional expenses for freezer space in connection with entering new markets, maintaining existing markets, entering new retailers and maintaining shelf space in existing retailers, it has received no assurance that these retailers will continue to allocate freezer space for New Yorker's products even after the payment of these fees and, in fact, substantially all of the supermarkets have discontinued selling New Yorker's products.

     New Yorker Ice Cream and Jerry's Ice Cream employees primarily distribute their products to grocery stores, bodegas and restaurants in their own trucks. New Yorker Ice Cream and Jerry's Ice Cream have placed their own freezers at these locations at no expense to the store owner. New Yorker Ice Cream and Jerry's Ice Cream currently have placed approximately 2,000 freezers in approximately 1,500 locations in the New York City Metropolitan area.

Competition

     In the distribution of products, New Yorker Ice Cream and Jerry's Ice Cream compete with many distributors in the New York City Metropolitan area, several of which have greater financial and other resources. In order to maintain and increase its market position, New Yorker and Jerry's must maintain the condition of their freezers, effectively compete in the selling price of their products, and seek additional locations for freezers.

Government Regulation

     New Yorker is subject to regulation by various governmental agencies regarding the distribution and sale of food products, including the FDA and various state agencies. New Yorker believes that its marketing and distributing operations comply with all existing applicable laws and regulations.

     New Yorker cannot predict the impact of possible changes that may be required in response to future legislation, rules or inquiries made from time to time by governmental agencies. FDA regulations may, in certain circumstances, affect the ability of New Yorker, as well as others in the industry, to develop and market new products. However, New Yorker does not presently believe that existing applicable legislative and administrative rules and regulations will have a significant impact on its operations.

Trademarks and Patents

     New Yorker owns registered trademarks and service marks under the names "Mike's Original ", "GRAMWICH " and "Graham Cracker Delight ". New Yorker has common law trademarks for "Strawberry Fantasy ", "Chocolate Tidbits ", Sorbet Blends , Raspberry Romance and Lemon Lace . New Yorker does not believe that any of these trademarks are material, either individually or collectively, to New Yorker's planned operations.

  All trademarks and service marks appearing in this prospectus that do not relate to New Yorker products are the property of their respective holders.

Insurance

     New Yorker's business exposes it to potential liability which is inherent in the marketing and distribution of food products. New Yorker currently maintains $2,000,000 of product liability insurance. New Yorker also maintains $1,000,000 of general and personal injury insurance per occurrence and $5,000,000 in the aggregate. Any product liability judgement against New Yorker which is not covered by insurance could have a material adverse effect on New Yorker's business and prospects.

Employees

     New Yorker currently employs two part-time persons, who serve in administrative capacities. New Yorker Ice Cream and Jerry's Ice Cream employ an aggregate of approximately 30 full-time persons, of whom approximately 5 are in executive and administrative operations and approximately 25 in warehouse, selling and distribution. None of the employees are represented by a labor union. New Yorker, New Yorker Ice Cream and Jerry's Ice Cream consider their relationships with their employees to be satisfactory.

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

ITEM 2.     DESCRIPTION OF PROPERTY

     On October 1, 1998, New Yorker signed a month-to-month lease for office space in Jericho, New York at a monthly rental of $650. This office will serve as the corporate office of New Yorker until such time as New Yorker and the planned acquisitions can be relocated to an appropriate facility.

ITEM 3.     LEGAL PROCEEDINGS

     J.W. Messner, Inc. v. New Yorker Marketing Corp. On May 22, 1997, the parties entered into a stipulation of settlement in this action pending in the Supreme Court of New York, Nassau County, wherein New Yorker agreed to pay J. W. Messner, New Yorker's former advertising agent, the sum of $125,936, in three installments as follows: $40,000 on June 30, 1997; $42,968, plus accrued interest, on or before June 30, 1998; and $42,968, plus accrued interest, on or before December 31, 1998. Only the $40,000 due on June 30, 1997 has been paid. On January 30, 1999, a default judgment in the amount of $97,688 was entered against New Yorker.

     Universal Folding Box Co., Inc. v. New Yorker Marketing Corp., et al. On April 2, 1998, New Yorker was served with a complaint in an action pending in the Supreme Court of New York, Nassau County and seeks damages in the amount of $82,037, arising from New Yorker's alleged failure to pay for certain inventory purchased. New Yorker has filed an answer in this action. In December, 1998, the parties submitted the case to non-binding arbitration in which the arbitrator recommended that New Yorker pay Universal Folding $30,000. New Yorker disputes the non-binding arbitrator's recommendation and has filed a request for trial.

     Lee's Marketing Services, Inc. v. New Yorker Marketing Corp. On December 16, 1998, Lee's Marketing commenced an action against New Yorker in the Circuit Court, Jo Daviess County, Illinois, seeking $128,354 arising from coupon processing services allegedly performed for New Yorker in 1996. New Yorker intends to deny the allegations in the complaint and to vigorously defend this action and intends to file an answer in March 1999.

     Except as set forth above, New Yorker is not involved in any material pending legal proceedings.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The  Registrant  held its Annual  Meeting of  Stockholders  on December 28,
1998.

     Three directors were elected at the Annual Meeting. The names of these directors and votes cast in favor of their election and shares withheld are as follows:


          Name                               Votes For         Votes Withheld
          ----                               ---------         ---------------
Myron Levy (to serve until the
  Annual Meeting of Stockholders in 1999)    2,949,314             18,598
Frederic D. Heller (to serve until the
  Annual Meeting of Stockholders in 2000)    2,949,314             18,598
Arthur G. Rosenberg (to serve until the
  Annual Meeting of Stockholders in 2001)    2,949,314             18,598

     In addition to the election of directors, the stockholders approved the following:

     (a) a proposal to amend New Yorker's Certificate of Incorporation to change the name to "New Yorker Marketing Corp." - 2,939,268 shares were voted in favor of this proposal, 19,804 shares against and 8,840 shares abstained;

     (b) a proposal to amend New Yorker's Certificate of Incorporation to authorize, subject to Board of Director's discretion, a one-for-four reverse stock split of New Yorker's Common Stock. - 2,890,174 shares were voted in favor of this proposal, 59,856 shares against and 17,881 shares abstained;

     (c) a proposal to amend New Yorker's Certificate of Incorporation to authorize, subject to Board of Director's discretion, a one-for-five reverse stock split of New Yorker's Common Stock. - 2,890,174 shares were voted in favor of this proposal, 59,856 shares against and 17,881 shares abstained.

                            PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     New Yorker's common stock has traded on the OTC Bulletin Board under the symbol "MIKS" since July 31, 1997. The following table sets forth the high and low closing prices for the common stock for the periods indicated.

                                                  High         Low
                                                  ----         ---


     1999
     First Quarter (through February 26, 1999)    1 1/8        3/8

     1998
     Fourth Quarter. . . . . . . . . . . .        1            3/8
     Third Quarter . . . . . . . . . . . .        1 5/32       5/8
     Second Quarter. . . . . . . . . . . .        2 5/8        3/4
     First Quarter . . . . . . . . . . . .        4          2 1/4

     1997
     Fourth Quarter. . . . . . . . . . . .        5 11/16    2 9/16
     Third Quarter . . . . . . . . . . . .       12          5 1/8



     As of February 26, 1999, there were approximately 195 holders of record of the common stock. On February 26, 1999, the closing sales price of New Yorker common stock was $1.00 per share.

     New Yorker has not paid any dividends on its Common Stock and does not presently intend to do so. Future dividend policy will be determined by its Board of Directors on the basis of New Yorker's earnings, capital requirements, financial condition and other factors deemed relevant.

     The transfer agent and registrar of New Yorker's Common Stock is American Stock Transfer and Trust Co., 40 Wall Street, New York, New York 10005.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Years Ended December 31, 1998 and December 31, 1997

     New Yorker's sales for the years ended December 31, 1998 and 1997 were $103,410 and $384,348 respectively, a decrease of 73%. This decrease resulted from the limited operations of New Yorker and limited capital. In May 1998 New Yorker introduced Veryfine frozen juice bars and sales did not meet expectations. The limited available capital created difficulty in getting the product introduced into the marketplace.

     New Yorker experienced a gross loss in the years ended December 31, 1998 and 1997. For the year ended December 31, 1998 the loss increased to $333,047 from the 1997 level of $66,850 primarily due to raw ingredients and excess packaging that had to be discarded. The decrease in gross profit dollars is primarily attributable to the decline in net sales and gross profit percentage. Gross profit as a percentage of net sales declined partly as a result of higher raw material costs and the very limited volume.

     General and administrative expenses (G&A) for the years ended December 31, 1998 and December 31, 1997 were approximately $760,000 and $2,177,000 respectively. The major components of these expenses for the year ended December 31, 1998 were payroll and related taxes of $139,000, professional fees of $183,000, director's expense of $144,000 (of which $128,000 was paid in Common Stock) and legal fees of $84,000. The major components of these expenses for the year ended December 31, 1997 were payroll and related taxes of $399,000, legal and accounting fees of $597,000 and consulting fees of $948,000 (of which $855,000 was paid in Common Stock). The shares issued during the year ended December 31, 1997, though restricted securities, were valued by New Yorker at $1,311,000, based upon 25% discounts from the Initial Public Offering price on transactions occurring prior to the IPO and the closing bid price on the date authorized for transactions occurring after the IPO.

     Selling and shipping expenses for the years ended December 31, 1998 and December 31, 1997 were approximately $32,000 and $724,000 and respectively. The sharp decline for the 1998 period was primarily due to New Yorker's limited operations and low volume.

     Interest expense, net of interest income for the years ended December 31, 1998 and December 31, 1997 were $167,000 and $1,506,000 respectively. The primary expense in 1998 was associated with the issuance of private placement notes. The notes were part of a sale of units with each unit consisting of a $50,000 12% note and 200,000 shares of Common Stock. In the year ended December 31, 1997, $169,000 of the net interest cost was attributable to the conversion of open accounts payable into interest-bearing accounts, and additional borrowings from related parties and other creditors. These additions to interest-bearing obligations began in mid 1996 and continued in 1997 until completion of New Yorker's Initial Public Offering. The remainder of interest charges for the years December 31, 1997 resulted from non-cash imputed interest charges of $1,327,000 primarily in connection with the issuance of Common Stock to New Yorker's manufacturer, and the issuance of convertible debt and/or warrants to lenders, including vendors. The imputed interest charges attributable to the shares issued and issuable to these various creditors in 1997 were charged to operations in the period the shares or convertible securities were initially issued. The shares, though restricted securities, were valued by New Yorker based upon a 25% discount from the Initial Public Offering price.

     Net loss for the years December 31, 1998 and 1997 amounted to $1,113,000 and $4,503,000 respectively. The primary reason for the net loss in 1998 was the low volume created by the limited operations. The primary reason for the net loss in 1997 was due to the lack of volume from the absence of distributors, the lack of cash flow through the date of the initial public offering and the high interest cost associated with the high debt levels prior to the offering.

Seasonality

     New Yorker typically experiences more demand for its products during the summer than during the winter.

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

Liquidity and Capital Resources

     New Yorker's cash requirements have been significantly exceeding its resources due to the limited operations of New Yorker. At December 31, 1998 New Yorker had a working capital deficit of $1,974,550. It is anticipated that the collection of receivables and the net proceeds of $355,000 from New Yorker's recent private placement should sustain New Yorker until an additional offering of securities can be accomplished. While New Yorker has filed a registration statement with the Securities and Exchange Commission covering a secondary offering of securities, there are no assurances that such additional offering of securities can be accomplished. If the offering of additional securities is successful, New Yorker plans to consummate the two acquisitions currently under contract with New Yorker and may seek additional acquisitions to continue the shift of New Yorker's business to more of a distributorship rather than a manufacturer. These acquisitions and additional financing are anticipated to generate sufficient cash flow to meet New Yorker's needs for the balance of the year. The failure of New Yorker to complete this secondary offering would require New Yorker to seek other financing in order to continue as a going concern and New Yorker has no alternative plans for financing.

Impact of the Year 2000 on Information Systems

     The Year 2000 issue arises as the result of computer programs having been written, and systems having been designed, using two digits rather than four to define the applicable year. Consequently, such software has the potential to recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     New Yorker is not expected to be affected by Year 2000 as it does not rely on date-sensitive software or affected hardware. New Yorker's current accounting and other systems were purchased "off-the-shelf". New Yorker intends to timely update its accounting and other systems which are determined to be affected by Year 2000 by purchasing Year 2000 compliant software and hardware available from retail vendors at reasonable cost.

     New Yorker has not yet  contacted  other  companies  on whose  services New
Yorker depends to determine whether such companies' systems are Year 2000 compliant. If the systems of New Yorker or other companies on whose services New Yorker depends, including New Yorker's customers, are not Year 2000 compliant, there could be a material adverse effect on New Yorker's financial condition or results of operations.


     Except for historical information contained in this Report, the matters discussed are forward-looking statements that involve risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: the inability of New Yorker to complete its proposed secondary offering; the effect of business and economic conditions; the impact of competitive products and pricing; capacity and supply constraints or difficulties; product development, commercialization or technological difficulties; and the regulatory and trade environment.

ITEM 7.   FINANCIAL STATEMENTS

     The following selected financial data has been derived from the audited financial statements of New Yorker and should be read in conjunction with, the financial statements and related notes appearing elsewhere in this Form 10-KSB.


Statement of Operations Data:

                              Fiscal Year Ended December 31,
                              ------------------------------
                                   1998         1997
                                   ----         ----

Net sales                        $103,410     $384,348
Net loss                       (1,113,155)  (4,502,645)
Loss per Common Share               $(.31)     $ (1.69)
Weighted Average Common
  Shares Outstanding            3,627,133    2,662,013

Balance Sheet Data:

                                 As of December 31, 1998
                                 -----------------------
                                        Actual
                                        ------

Total assets                          $   311,893
Current liabilities                     2,084,507
Long-term liabilities net of current
    portion
Stockholders' equity (deficit)        (1,772,614)



ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

                                    PART III

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     New Yorker's directors and executive officers as of January 31, 1999 were as follows:

             Name            Age        Position(s) with New Yorker
             ----            ---        ---------------------------

     Arthur G. Rosenberg     61         President and Director
     Marc P. Palker          47         Secretary
     Frederic D. Heller      60         Director
     Myron Levy              56         Director


     Arthur G. Rosenberg, Esq. has been a director of New Yorker since September 1995 and President since September 1, 1998. Mr. Rosenberg has been the Vice President of Acquisitions for The Associated Companies, a real estate developer, in Bethesda, Maryland since June 1987 and is a principal of Millennium Development Group, LLC, a real estate developer in Frederick, Maryland. Mr. Rosenberg is an attorney admitted to practice in the State of New York and has practiced law for over 30 years. Mr. Rosenberg is a director of Phar-mor Inc., which operates a chain of retail drug stores.

     Marc  P.  Palker  has  been a  financial  consultant  to New  Yorker  since
December, 1997 and Secretary of New Yorker since September 1, 1998. From January, 1997 to the present, Mr. Palker has been an independent financial consultant. From February, 1989 through December, 1996 Mr. Palker was Chief Financial Officer of Firetector Inc. a publicly owned business involved in the design, manufacture and service of life safety communications equipment. From 1994 through 1995, Mr. Palker served as National Vice President of the Institute of Management Accountants. Mr. Palker is a Certified Management Accountant.

     Frederic D. Heller was Vice President of Finance and director of New Yorker from January 1997 until November 14, 1997 when he resigned as an officer of New Yorker. Since November 1997, Mr. Heller has been Chief Financial Officer of J & W Management Corp., a commercial real estate management company. Mr. Heller is a CPA licensed in the State of New York for over the last ten years. Prior to joining New Yorker, from November 1994 through January 1997, he practiced as an independent financial consultant including rendering such services to New Yorker in that capacity from August 1996 to January 1997. From September 1992 through October 1994, Mr. Heller was Vice President of Finance and director of Vasomedical, Inc., formerly Future Medical Products, Inc., a publicly owned business involved in the merchandising of certain medical technology. From October 1990 through September 1992, Mr. Heller was president and chief operating officer of FDH Enterprises, Inc., a company rendering financial consulting services to business clients.

     Myron Levy has been a director of New Yorker since July 1997. Since June 1993, Mr. Levy has been President of Herley Industries, Inc., a publicly owned designer and manufacturer of flight instrumentation products. From May 1991 to June 1993, Mr. Levy served as Executive Vice President and Treasurer of Herley Industries, Inc. Mr. Levy also has been a director of Herley since 1992.

     New Yorker's Board of Directors is classified into three classes. The directors in each class serve for three-year terms. Arthur G. Rosenberg is a member of Class I which serves until New Yorker's 2001 Annual Meeting of Stockholders. Myron Levy is a member of Class II which serves until New Yorker's 1999 Annual Meeting of Stockholders. Frederic D. Heller is a member of Class III which serves until New Yorker'S 2000 Annual Meeting of Stockholders. Directors who are not employees of New Yorker receive no cash compensation for their services to New Yorker as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors. All members of the Board of Directors are eligible to participate in New Yorker's stock option plans. Each director attended or participated in at least 75% of the meetings of the Board of Directors during his tenure in fiscal 1998.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the cash and other compensation paid or accrued by New Yorker during the year ended December 31, 1998 and 1997 to New Yorker's Chief Executive Officer. Michael Rosen ceased to be New Yorker's Chief Executive Officer effective in May 1998. No other executive officer earned over $100,000 in any fiscal year.


                                                                    Long Term
                                Annual Compensation                 Compensation
                                                                    Securities
Name and                                            Other Annual    Underlying      All  Other
Principal Position      Year    Salary      Bonus  Compensation(2)  Options         Compensation
------------------      ----    ------      -----  ---------------  -------------  --------------

Michael Rosen           1998    $36,458       -          -               -                -
Chairman of the Board,  1997     98,083       -          -             50,000(3)          -
President, Chief        1996    112,250(1)    -          -            200,000(3)          -
Executive Officer

(1) Does not include an  aggregate  of $89,565 of salary which was accrued and not paid to Mr. Rosen during the period from inception through September 30, 1996, to which Mr. Rosen has waived all rights.
(2) The value of all perquisites provided to New Yorker's officers did not exceed the lesser of $50,000 or 10% of the officer's salary and bonus.
(3) Represents ten-year options granted in May 1996 and September 1996 pursuant to New Yorker's 1995 Long Term Incentive Plan.

Option/SAR Grants in Last Fiscal Year

     The following table sets forth all stock options granted to the executive officers named in the Executive Compensation table during the fiscal year ended December 31, 1998 and 1997.

                                           Individual Grants
                   ------------------------------------------------------------------
                   Number of        % of Total
                   Securities       Options/SARS
                   Underlying       Granted to        Exercise or
                   Options/SARS     Employees in      Base                Expiration
Name               Granted (#)      Fiscal Year       Price ($/Sh)        Date
----               -------------    --------------    --------------      -----------

Michael Rosen          50,000           42.9%             $1.50           May 1, 2007(1)
------

(1) Represents ten year options granted in May 1997 pursuant to New Yorker's 1995 Long Term Incentive Plan. Options became fully vested on November 1, 1997.

Consulting Agreements

     In October 1998, New Yorker entered into a five-year consulting agreement with its President, Arthur G. Rosenberg which becomes effective upon the acquisition of New Yorker Ice Cream and Jerry's Ice Cream, at which time Mr. Rosenberg will be resigning as President of New Yorker and continuing in his position as Chief Executive Officer. Mr. Rosenberg is to provide management, sales and marketing services to New Yorker for a monthly fee of $5,000.

     New Yorker has entered into a consulting agreement with Alma Management Corp. ("Alma"), as of November 1, 1996. Under this agreement, which ended October 31, 1998, Alma agreed to cause its two principals, to provide sales and marketing advisory and consulting services to New Yorker. Alma received an annual consulting fee of $50,000 payable at New Yorker's option in either cash or common stock. In addition, Alma has received 30,000 shares of common stock and options to purchase 133,333 shares of common stock at an exercise price of $1.50 per share.

Proposed Employment Agreements

     Ted Ketsoglou has entered into a five year employment agreement, commencing on the closing of the New Yorker Ice Cream acquisition, wherein he has agreed to serve as President of New Yorker Ice Cream. The term of the agreement may be extended for an additional five year period at the sole option of New Yorker. As compensation for his services, Mr. Ketsoglou is to receive $126,000 annually and an annual bonus equal to 2% of New Yorker pretax profits. He is also to receive annual salary increases of 5% during the initial five year term and 10% thereafter. Upon the effectiveness of the agreement, New Yorker will issue to Mr. Ketsoglou 200,000 shares of its common stock, of which half shall vest on January 15, 1999 and half on January 15, 2000. His employment agreement also provides that New Yorker will grant certain options on closing future acquisitions and for certain payments following death or disability. During the term of his employment, New Yorker has also agreed to use reasonable efforts to cause Mr. Ketsoglou's appointment or election to New Yorker's Board of Directors. For more than the past five years, Mr. Ketsoglou has been President of New Yorker Ice Cream.

     Gerald Schneider has entered into a five year employment agreement, commencing on the closing of the Jerry's Ice Cream acquisition, wherein he has agreed to serve as Vice President of Sales of New Yorker. The term of the agreement may be extended for an additional five year period at the sole option of New Yorker. As compensation for his services, Mr. Schneider is to receive $115,500 annually and an annual bonus equal to 2% of New Yorker pretax profits. He is also to receive annual salary increments of 5% during the initial five year term and 10% thereafter. Upon the effectiveness of the agreement, New Yorker will issue to Mr. Schneider 200,000 shares of its common stock on which half shall vest on January 15, 1999 and half on January 15, 2000. His employment agreement also provides that New Yorker will grant certain options on closing future acquisitions and for certain payments following death or disability. During the term of his employment, New Yorker has also agreed to use reasonable efforts to cause Mr. Schneider's appointment or election to New Yorker's Board of Directors. For more than the past five years, Mr. Schneider has been President of Jerry's Ice Cream.

Stock Plans

     1995 Long Term Incentive Plan

     In August 1995, New Yorker adopted a 1995 Long Term Incentive Plan (the "1995 Incentive Plan") in order to motivate qualified employees of New Yorker, to assist New Yorker in attracting employees and to align the interests of such persons with those of New Yorker stockholders.

     The 1995 Incentive Plan provides for the grant of "incentive stock options" within the meaning of the Section 422 of the Internal Revenue Code of 1986, as amended, "non-qualified stock options," restricted stock, performance grants and other types of awards to officers, key employees, consultants and independent contractors of New Yorker and its affiliates.

     The 1995 Incentive Plan, which is administered by the Board of Directors, authorizes the issuance of a maximum of 433,333 shares of common stock. If any award under the 1995 Incentive Plan terminates, expires unexercised, or is canceled, the common stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. To date, New Yorker has granted an aggregate of 306,667 options to purchase common stock under the 1995 Incentive Plan, of which 250,000 options have been granted to Michael Rosen, New Yorker's former Chairman of the Board and Chief Executive Officer. 33,333 of these options are exercisable for ten years from the date of grant at a price of $3.00 per share and 216,667 of these options are exercisable for ten years from the date of grant at a price of $1.50 per share. Another
56,667 options have been granted to Steven A. Cantor. Each of the options granted to Mr. Cantor are exercisable for a ten year term at a price of $1.50 per share. As of December 31, 1998, none of these options had been exercised.

     1996 Non-Qualified Stock Option Plan

     In October 1996, New Yorker's Board of Directors approved a 1996 Non-Qualified Stock Option Plan (the "Non-Qualified Plan") which covers 500,000 shares of New Yorker's common stock. The options become exercisable in installments as determined at the time of grant by the Board of Directors. As of the date of this registration statement, New Yorker had granted 478,332 options to purchase shares of common stock under the Non-Qualified Plan at an exercise price of $1.50 per share. Arthur G. Rosenberg, Martin Pilossoph and Myron Levy have been granted options to purchase 23,333 shares of common stock each at the exercise price of $1.50 per share pursuant to the Non-Qualified Plan. Frederic
D. Heller has been granted options to purchase 58,333 shares of common stock at the exercise price of $1.50 per share pursuant to the Non-Qualified Plan. Alma has been granted options to purchase 133,333 shares of common stock at an exercise price of $1.50 per share pursuant to the Non-Qualified Plan. Steven A. Cantor has been granted options to purchase 76,667 shares of common stock at an exercise price of $1.50 per share. As of December 31, 1998, none of these options had been exercised.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     The following table sets forth the beneficial ownership of shares of voting stock of New Yorker, as of December 31, 1998, of (i) each person known by New Yorker to beneficially own 5% or more of the shares of outstanding common stock, based solely on filings with the SEC, (ii) each of New Yorker's executive officers and directors and (iii) all of New Yorker's executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and investment and voting power is held by, the persons named as owners.


                               Amount and Nature
Name and Address  of               of Shares               Percentage
Beneficial Owner               Beneficially Owned          Ownership
---------------------          -------------------         -----------

Steven A. Cantor (1)              283,333  (2)                5.4%
Annette Cantor (1)                298,650                     5.8%
Arthur G. Rosenberg (1)            33,333  (3)                 *
Frederic D. Heller (1)            160,000  (4)                3.1%
Myron Levy (1)                    125,833  (3)                2.4%
All officers and directors
 as a group (3  persons)          319,166  (5)                6.1%

* less than one percent (1%) unless otherwise indicated.

(1)  The address for each of these persons is 366 N. Broadway, Jericho, NY 11753
(2) Includes options to purchase 56,667 shares of common stock granted under the 1995 Long-Term Incentive Plan and options to purchase 76,667 shares of common stock granted under the 1996 Non-Qualified Plan.
(3) Includes options to purchase 23,333 shares of common stock granted under the 1996 Non-Qualified Plan.
(4) Includes options to purchase 58,333 shares of common stock granted under the 1996 Non-Qualified Plan.
(5) Includes 104,999 shares issuable upon the exercise of options granted pursuant to New Yorker stock option plans.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In October 1998, New Yorker authorized the issuance of 475,000 shares of common stock to Arthur G. Rosenberg, which shares are issuable upon the closing of New Yorker Ice Cream and Jerry's Ice Cream, in consideration for prior management services, including negotiating the acquisition agreements with New Yorker Ice Cream and Jerry's Ice Cream, overseeing the operations of New Yorker and providing financial advice to New Yorker. These services were performed in 1998. 85,000 shares were issued at such time to each of Myron Levy and Frederic
D. Heller as directors' compensation.

     In August 1998, New Yorker issued 97,500 shares of common stock to Marc P. Palker in consideration for financial consulting services rendered for New Yorker through July 1998.

     In May 1998, New Yorker entered into a settlement and general release with Michael Rosen, its then Chairman of the Board and President, Rachelle Rosen, its then Secretary and Treasurer, Martin Pilossoph, the father of Rachelle Rosen and father-in-law of Michael Rosen and then a director and Elizabeth Pilossoph, the mother of Rachelle Rosen and mother-in-law of Michael Rosen. Pursuant to the terms of the Settlement Agreement, (i) Michael Rosen, Rachelle Rosen and Martin Pilossoph voluntarily resigned as officers and directors of New Yorker, (ii) the employment agreements of each of Michael Rosen and Rachelle Rosen, providing for annual compensation of $125,000 and $40,000 respectively through May 31, 2001, were terminated, (iii) New Yorker agreed to repay certain outstanding indebtedness aggregating $305,000 to Michael Rosen and Elizabeth Pilossoph and
(iv) each of New Yorker on the one hand, and the Rosens and Pilossophs on the other hand, gave the other a general release.

     In April 1997,  New Yorker issued  150,000 shares of common stock to Steven
A. Cantor as consideration for the termination of his three year consulting agreement providing for payments of $125,000 annually, which would have commenced on New Yorker initial public offering in July, 1997.

     In October 1996, New Yorker issued 16,667 shares of common stock to Frederic D. Heller, New Yorker former Vice President-Finance, Treasurer and a director, as payment for services rendered during the year ended December 31, 1996. These shares were valued at $3.00 per share, the estimated fair market value of the common stock at the date of issuance.

     On August 28, 1996, Michael Rosen was issued a promissory note in the principal amount of $206,250. The funds that Mr. Rosen loaned New Yorker were the proceeds of a sale by Mr. Rosen to investors of 183,333 shares of his common stock at a price of $1.12 per share. This loan bears interest at a rate of 8% and initially was payable the earlier of (i) thirteen (13) months from the date of the loan, or (ii) the date New Yorker successfully consummates an initial public offering of securities of New Yorker, but only to the extent that the over-allotment option is exercised in such offering and only from the proceeds received by New Yorker from the exercise of the over-allotment option. In
September 1996, the maturity date of this promissory note was revised to September 30, 1998. In addition, the revised promissory note provides that one-half of the outstanding principal amount of the note will be paid with accrued interest thereon in the event New Yorker successfully consummates an initial public offering of securities of New Yorker, but only to the extent that the over-allotment option was exercised in such offering and only from the proceeds received by New Yorker from the exercise of the over-allotment option. This loan was part of the May 1998 settlement agreement with Mr. Rosen.

     In August, September and October 1996, New Yorker received three loans from Steven A. Cantor aggregating $253,750. A portion of the funds that this stockholder loaned New Yorker was a result of the stockholder selling shares of his common stock to an investor. In August 1996, this stockholder sold 38,889 shares of his common stock at a price of $1.12 per share. In September 1996, this stockholder sold 23,333 shares of his common stock at a price of $1.50 per share. These loans, which were consolidated into one note in September 1997, bear interest at a rate of 8% and are payable the earlier of (i) June 1, 1997, or (ii) with respect to $123,750 of the principal amount, the date New Yorker successfully consummates an initial public offering of securities of New Yorker, but only to the extent that either the over-allotment option is exercised in such offering or within ninety (90) days after the underwriter elects not to exercise the over-allotment option. This loan was repaid in 1997.

     As a general rule, all transactions among New Yorker and its officers, directors or stockholders have been, and in the future will be, made on terms no less favorable to New Yorker than those available from unaffiliated parties.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)  Exhibits
     --------

3.1    Restated Certificate of Incorporation  of the Registrant (*).
3.2    By-laws of the Registrant (*).
10.1   1995 Long Term Incentive Plan (*).
10.2   1996 Non-Qualified Stock Option Plan (*).
10.3 Employment Agreement dated June 1, 1995 between the Registrant and Michael Rosen, as amended (*). 10.4 Consulting Agreement dated November 1, 1996 between the Registrant and Alma Management Corp. (*)
10.5   Form of Second Private Placement Note (*).
10.6   Form of Second Private Placement Unit Subscription Agreement (*).
10.7 Form of Indemnification Agreement between the Registrant and its officers and directors (*).
10.8 Credit Agreement dated April 10, 1996, as amended, between the Registrant and The Penn Traffic Company (*).
10.9 Manufacturing, Delivery & Pricing Agreement dated as of September 11, 1996 between the Registrant and Fieldbrook Farms (*).
10.10  Credit Agreement with Fieldbrook Farms dated March 20, 1997 (*).
10.11  Modification Agreement with The Penn Traffic Company dated April 15,
       1997 (*).
10.12  Asset Purchase Agreement among New Yorker Ice Cream Corp., Kerry
       Group Ltd.,  Ted  Ketsoglou  and the  Registrant  dated as of July 20,
       1998.**
10.13 Asset Purchase Agreement between Jerry's Ice Cream, Inc. and the Registrant dated as of July 20, 1998.**
10.14  Proposed Employment Agreement with Ted Ketsoglou.**
10.15  Proposed Employment Agreement with Gerald Schneider.**
10.16  Test Market  License  Agreement  for  Veryfine  Frozen Juice Bar
       dated April 1, 1998.**
10.17  Consulting  Agreement between  Registrant and Arthur G.  Rosenberg.**
10.18  Form of Promissory  Note dated July 20, 1998 between  Registrant  and
       New Yorker Ice Cream  Corp.**
10.19 Form of Promissory Note dated July 20, 1998 between Registrant and Jerry's Ice Cream Co., Inc.**
10.20  Security  Agreement  dated as of July 20,  1998  between  Registrant and New Yorker Ice Cream  Corp.**
10.21  Security  Agreement dated as of July 20, 1998 between Registrant and Jerry's Ice Cream Co., Inc.**
10.22 Settlement and General Release dated May 15, 1988 among Michael Rosen, Rachelle Rosen, Elizabeth Pilossoph, Martin Pilossoph and Registrant.**
21     Subsidiaries of Registrant

                  Name                       State of Incorporation
                  ----                       ----------------------

          New York Frozen Desserts, Inc.           New York
          Natco Brands, Inc.                       New York

27    Financial Data Schedule

(*) Incorporated by reference to registration statement on Form SB-2 (No. 333-21575) filed July 23, 1997.
(**) Incorporated by reference to registration statement on Form SB-2 (No. 333-67227) filed November 13, 1998.

     (b)  Reports on Form 8-K
          None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1933, New Yorker Marketing Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of March, 1999.

                               NEW YORKER MARKETING CORP.


                               By:  /s/ Arthur Rosenberg
                                   ____________________________________
                                   Arthur G. Rosenberg
                                   President  (Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 2, 1999 by the following persons in the capacities indicated:

        Signature                                Title
        ---------                                -----


/s/ Arthur G. Rosenberg                President, Chief Executive Officer,
Arthur G. Rosenberg                    Chief Financial Officer, Director

/s/ Frederic D. Heller                 Director
Frederic D. Heller

/s/ Myron Levy                         Director
Myron Levy

                          INDEX TO FINANCIAL STATEMENTS


                                                                   Page(s)
                                                                   --------

Report of Independent Certified Public Accountants                  F - 2
Financial Statements:
  Balance Sheets                                                    F - 3
  Statements of Operations                                          F - 4
  Statement of Changes in Stockholders' Deficit                     F - 5
  Statements of Cash Flows                                          F - 6

Notes to Financial Statements                                       F - 7

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors and Stockholders
New Yorker Marketing Corp.


We have audited the balance sheets of New Yorker Marketing Corp., formerly Mike's Original, Inc., (a Delaware corporation) as of December 31, 1998 and 1997, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Yorker Marketing Corp., as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred net losses of $1,113,155 and $4,502,645 for the years ended December 31, 1998 and 1997, respectively, current liabilities exceeded current assets by $1,974,550 and $1,062,651, as of December 31, 1998 and 1997, respectively and the stockholders' deficit aggregated $1,772,614 and $1,051,056, as of December 31, 1998 and 1997, respectively. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                  LAZAR LEVINE & FELIX LLP


New York, New York
February 15, 1999

                           NEW YORKER MARKETING CORP.
                           --------------------------
                        (formerly Mike's Original, Inc.)
                                 BALANCE SHEETS
                                 --------------
                        AS OF DECEMBER 31, 1998 AND 1997
                        --------------------------------
                               - ASSETS (Note 8) -

                                                                          1998       1997
                                                                      ---------- -----------
CURRENT ASSETS:

Cash                                                                 $    19,166 $   438,277
 Accounts receivable, less allowance for doubtful
  accounts of $-0- and $15,916 for 1998 and 1997,
  respectively                                                            13,372      12,600
 Inventories (Notes 3b and 4)                                             55,371     143,899
 Prepaid expenses                                                         22,048      17,303
                                                                     ----------- -----------
TOTAL CURRENT ASSETS                                                     109,957     612,079
                                                                     ----------- -----------
FIXED ASSETS - NET (Notes 3c and 5)                                        1,210       3,505
                                                                     ----------- -----------
OTHER ASSETS:
 Trademarks and organization costs, net of accumulated amortization of
  $17,701 and $15,489 for 1998 and 1997, respectively (Note 3d)            1,115       3,022
 Security deposits and other assets (Note 13f)                           188,154       5,068
 Deferred offering costs                                                  11,457        -
                                                                     ----------- -----------
                                                                         200,726       8,090
                                                                     ----------- -----------
                                                                     $   311,893 $   623,674
                                                                     =========== ===========

            - LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
 Accounts payable - trade                                            $   670,205 $   500,453
 Accrued payroll and payroll taxes                                          -         20,587
 Other accrued liabilities (Note 6)                                      157,473     137,822
 Notes payable - related parties (Note 7)                                346,586     486,250
 Notes payable - other (Notes 8 and 13d)                                 910,243     529,618
                                                                     ----------- -----------
TOTAL CURRENT LIABILITIES                                              2,084,507   1,674,730
                                                                     ----------- -----------
COMMITMENTS AND CONTINGENCIES (Notes 2, 12, 13 and 14)

STOCKHOLDERS' EQUITY (DEFICIT) (Notes 10 and 11):
 Preferred stock, $.01 par value; 500,000 shares authorized;
  none issued or outstanding                                                -           -
 Common stock, $.001 par value; 20,000,000 shares authorized;
 5,152,908 and 3,265,429 shares issued and outstanding for
 1998 and 1997, respectively                                               5,153       3,265
 Additional paid-in capital                                           11,506,636  10,087,327
 Deferred financing costs                                             (1,029,600)       -
 Accumulated deficit                                                 (12,254,803)(11,141,648)
                                                                     ----------- -----------
                                                                      (1,772,614) (1,051,056)
                                                                     ----------- -----------
                                                                  $      311,893 $   623,674
                                                                     =========== ===========


                            See accompanying notes

                           NEW YORKER MARKETING CORP.
                           --------------------------
                        (formerly Mike's Original, Inc.)
                            STATEMENTS OF OPERATIONS
                            ------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                 ----------------------------------------------

                                                              1998           1997
                                                          -----------   -----------
SALES - NET (Notes 3e)                                    $   103,410   $   384,348

COST OF SALES                                                 436,457       451,198
                                                          -----------   -----------
GROSS PROFIT (LOSS)                                          (333,047)      (66,850)
                                                          -----------   -----------
OPERATING EXPENSES:
 Selling, marketing and shipping (Note 3f)                     31,878       723,861
 General and administrative                                   759,928     2,177,698
 Research and development (Note 3h)                             7,754        28,594
                                                          -----------   -----------
                                                              799,560     2,930,153
                                                          -----------   -----------
LOSS FROM OPERATIONS                                       (1,132,607)   (2,997,003)
                                                          -----------   -----------
OTHER INCOME (EXPENSE):
 Forgiveness of debt (Note 7)                                 186,221          -
 Interest expense - net of interest income of $3,698
  and $30,744 for 1998 and 1997, respectively                (166,769)   (1,505,642)
                                                          -----------   -----------
                                                               19,452    (1,505,642)
                                                          -----------   -----------
LOSS BEFORE INCOME TAXES                                   (1,113,155)   (4,502,645)

 Provision for income taxes (Notes 3i and 9)                     -             -
                                                          -----------   -----------
NET LOSS                                                  $(1,113,155)  $(4,502,645)
                                                          ===========   ===========

BASIC LOSS PER SHARE (Note 3j)                                 $(0.31)       $(1.69)
                                                               ======        ======
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 3j)        3,627,133     2,662,013
                                                          ===========   ===========




                          See accompanying notes

                           NEW YORKER MARKETING CORP.
                           --------------------------
                        (formerly Mike's Original, Inc.)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                  ---------------------------------------------

                                                             Additional     Deferred                     Total
                                           Common    Common    Paid-in      Financing    Accumulated  Stockholders'
                                           Shares    Amount    Capital        Costs        Deficit       Deficit
                                          ---------  ------  -----------  ------------   -----------  -------------
Balance at December 31, 1996              1,892,641  $1,892  $ 4,000,700  $  (360,000)   $(6,639,003)  $(2,996,411)

Amortization of imputed interest               -
 convertible debt                              -       -            -         360,000           -          360,000
Conversion of debt into common stock
 by creditor                                320,288     320      455,938         -              -          456,258
Imputed interest - convertible debt            -       -         426,715         -              -          426,715
Issuance of common stock for imputed
 interest                                    67,000      67      301,433         -              -          301,500
Issuance of common stock for services
 rendered                                   285,500     286    1,330,964         -              -        1,331,250
Waiver of compensation payable to
 founder                                       -       -          27,333         -              -           27,333
Imputed interest attributable to
 warrants issued and loans                     -       -         202,500         -              -          202,500
Proceeds from Company's initial
 public offering                            700,000     700    3,341,744         -              -        3,342,444

Net loss                                       -       -            -            -        (4,502,645)   (4,502,645)
                                          ---------  ------  -----------  -----------   ------------  ------------
Balance at December 31, 1997              3,265,429   3,265   10,087,327         -       (11,141,648)   (1,051,056)

Issuance of common stock for
 services rendered                        327,479       328      285,869         -              -          286,197
Shares issued in private offering
 of securities                          1,560,000    1,560    1,168,440   (1,170,000)           -             -
Costs associated with offering
 of securities                               -        -         (35,000)        -               -          (35,000)
Amortization of interest - private
 offering                                    -        -            -         140,400            -          140,400

Net loss                                     -        -            -            -         (1,113,155)   (1,113,155)
                                        ----------  ------  -----------  -----------    ------------   -----------
BALANCE AT DECEMBER 31,
 1998                                   5,152,908   $5,153  $11,506,636  $(1,029,600)   $(12,254,803)  $(1,772,614)
                                        =========   ======  ===========  ===========    ============   ===========








                          See accompanying notes

                           NEW YORKER MARKETING CORP.
                           --------------------------
                        (formerly Mike's Original, Inc.)
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                 ----------------------------------------------

                                                                         1998         1997
                                                                     ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                            $(1,113,155) $(4,502,645)
 Adjustments to reconcile net
 loss to net cash used in operating activities:
  Depreciation and amortization                                            6,020       14,675
  Allowance for doubtful accounts                                        (15,916)      (4,835)
  Imputed interest                                                       140,400    1,327,051
  Compensation expense attributable to issuance of common
   stock for services rendered                                           286,197    1,325,250
  Compensation expense attributable to issuance of common
  stock and stock options                                                   -           6,000
  Forgiveness of debt                                                   (186,221)        -
 Changes in operating assets and liabilities:
  Decrease in accounts receivable                                         15,144       53,454
  Decrease in inventories                                                 88,528      103,709
  (Increase) in prepaid expenses and other current assets                 (4,745)        (714)
  Increase (decrease) in accounts payable                                175,501     (130,986)
  Increase (decrease) in accrued expenses and other liabilities           84,871      (12,920)
                                                                      ----------  -----------
   Net cash used in operating activities                                (523,376)  (1,821,961)
                                                                      ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Refund of security deposits                                               3,788       14,023
 Purchases of fixed assets                                                (1,513)        -
 Deposits and costs relating to potential acquisition                   (187,179)        -
                                                                      ----------  -----------
   Net cash (used in) provided by investing activities                  (184,904)      14,023
                                                                      ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of stockholders notes                                            -        (123,750)
 Net proceeds from issuance of common stock                                 -       3,387,444
 Costs associated with offering of securities                            (46,457)        -
 Payment of notes payable to related parties                             (45,000)    (253,750)
 Payment of capital lease obligations                                       -         (13,568)
 Payment of line of credit                                                (9,374)     (14,130)
 Proceeds from short-term loans                                          390,000      440,000
 Repayment of short-term loans                                              -        (315,000)
 Repayment of notes payable - trade creditors                               -        (893,554)
                                                                      ----------  -----------
   Net cash provided by financing activities                             289,169    2,213,692
                                                                      ----------  -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (419,111)     405,754

 Cash and cash equivalents, at beginning of year                         438,277       32,523
                                                                      ----------  -----------
CASH AND CASH EQUIVALENTS, AT END OF YEAR                             $   19,166  $   438,277
                                                                      ==========  ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
 (a)      Interest paid                                                 $   -        $267,369
          Taxes paid                                                        -            -

 (b) During 1997, the Company converted $432,077 of trade accounts payable to notes payable, respectively.
          During 1997, the Company also converted $39,920 of accounts payable and $380,000 of notes payable into common stock.

                          See accompanying notes

                           NEW YORKER MARKETING CORP.
                           --------------------------
                        (formerly Mike's Original, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 1998 AND 1997
                           --------------------------

NOTE 1 - ORGANIZATION:

     New Yorker Marketing Corp., formerly Mike's Original, Inc., (the "Company") was incorporated in Delaware in May 1994 as successor to Melanie Lane Farms, Inc. ("Melanie Farms"), a New York corporation formed in 1993. In June 1994, Melanie Farms was merged into the Company. As both entities were under common control, the merger was accounted for in a manner similar to a pooling of interests. On December 18, 1997, a new entity, New Yorker Frozen Desserts, Inc., was incorporated in New York, as a wholly-owned subsidiary of the Company, for the purpose of making acquisitions. On March 4, 1998, the Company formed NATCO Brands Inc. for the purpose of operating licensing agreements for the manufacture and distribution of branded desserts. Both of these subsidiaries are currently inactive. In February 1999, subsequent to the year end, the Company changed its name to New Yorker Marketing Corp., approved by a shareholder vote in December 1998.

     Effective December 31, 1995, the Company changed its fiscal year-end from March 31 to December 31.

     Since April 1, 1993, the Company has been engaged in the marketing and distribution of super- premium ice cream products and licensed frozen desserts. The Company initially marketed, sold and distributed Mike's Original Cheesecake Ice Cream, a blend of ice cream and cheesecake ingredients. This product line was offered in a variety of flavors mainly to supermarkets and grocery stores and also, to a lesser extent, to convenience stores, food service outlets and warehouse clubs. Since March 1998, sales of Mike's ice cream have been nominal. In June 1998, sales of Mike's ice cream were reduced and the Company began distributing Veryfine Frozen Juice Bars under an agreement between Veryfine and the Company's subsidiary - New Yorker Frozen Desserts, Inc. See also Note 13f.


NOTE 2 - BASIS OF PRESENTATION:

     The Company has incurred losses from operations since its inception in 1993 and, at December 31, 1998, has a stockholders' deficit and a working capital deficit of $1,772,614 and $1,974,550, respectively. At December 31, 1997, the Company had a stockholders' deficit and a working capital deficit of $1,051,056 and $1,062,651 respectively. Further, the Company is continuing to incur operating losses from its limited operations

     The circumstances described above raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are to change the emphasis of the Company's operations from marketing and distributing super-premium ice cream products to marketing and distributing frozen desserts that will include a line or lines of super- premium ice cream products. Management hopes to accomplish this plan through the strategic acquisition of distribution companies, concentrated in large metropolitan areas, which will provide new brands and customers, distribution expertise and an operations center that can absorb future acquisitions. On December 18, 1997, and amended through July 20, 1998, the Company entered into agreements to acquire two such distributors. The Company is engaged in discussions with nationally known companies to obtain licenses to market and distribute product bearing the name of the licensor. See Note 13f.

                           NEW YORKER MARKETING CORP.
                           --------------------------
                        (formerly Mike's Original, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 1998 AND 1997
                           --------------------------

NOTE 2 - BASIS OF PRESENTATION (Continued):

     These acquisitions and distribution licenses would be financed from an additional offering of securities filed with the Securities and Exchange Commission on November 13, 1998 and amended on January 22, 1999 (see Note
     14). It is anticipated that the offering will close in the first quarter of 1999. If an offering cannot be consummated or other financing obtained, the Company would not be able to continue operations. The Company does not have sufficient cash on hand to meet its current obligations. The financial statements do not include any adjustments that might result from this uncertainty.


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

(c)  Fixed Assets:

     Fixed assets are stated at cost less accumulated depreciation. Depreciation of fixed assets is recorded on a straight-line basis over their estimated useful lives ranging from three to five years. Certain leased computer equipment with rental payments for periods through 1998 have been capitalized. These amounts are included in fixed assets within the accompanying balance sheets and are being depreciated over the estimated useful life of the equipment or term of the lease, whichever is shorter.

(d)  Other Assets:

     Costs related to trademark and organizational expenditures have been deferred and are being amortized on a straight-line basis over five years.

(e)  Revenue Recognition:

     Revenue from the sale of products is recognized upon shipment. Sales are presented net of distribution fees of $95,679 for the year ended December 31, 1997. In the year ended December 31, 1997 a significant portion of the Company's sales was made to one distributor pursuant to a distribution agreement which provides for the payment of distribution fees based upon a percentage of sales, price protection and certain rights of return on product unused by third parties. A provision for such costs is made as revenue is recognized; however, costs relating to price protection have not been material to date. This distribution agreement was terminated by the distributor in September 1997.

                           NEW YORKER MARKETING CORP.
                           --------------------------
                        (formerly Mike's Original, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 1998 AND 1997
                           --------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(f)  Advertising:

     Advertising costs are charged to operations when incurred. Advertising costs charged to operations were $2,000 and $93,000 for the years ended December 31, 1998 and 1997, respectively.

(g)  Introductory Programs:

     Payments for introductory programs are made to certain customers (supermarkets and other food chain retailers) in exchange for the Company obtaining retail shelf space and are charged to operations when the Company initially ships products to customers under such agreement. No costs of introductory programs are deferred as of December 31, 1998 and 1997.

(h)  Research & Development:

     Research & development expenditures, primarily for product development, are expensed as incurred.

(i)  Income Taxes:

     Deferred income taxes are recognized for temporary differences between the financial statement and income tax bases of assets and liabilities and loss carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance has been established to offset the deferred tax assets since it is not "more likely than not" that such deferred tax assets will be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

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

                           NEW YORKER MARKETING CORP.
                           --------------------------
                        (formerly Mike's Original, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 1998 AND 1997
                           --------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(l)  New Accounting Pronouncements:

     SFAS 130 "Reporting Comprehensive Income" is effective for years beginning after December 15, 1997. This statement prescribes standards for reporting comprehensive income and its components. Since the Company currently does not have any items of other comprehensive income, a statement of comprehensive income is not yet required.

     SFAS 131 "Disclosures About Segments of an Enterprise and Related Information", is effective for years beginning after December 15, 1997. The Company does not presently believe that it operates in more than one identifiable segment.

(m)  Impact of the Year 2000 Issue:

     The year 2000 issue ("Y2K") is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could potentially result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in other similar normal business activities. The Company's current accounting system was purchased "off-the-shelf,""and this will be replaced, if necessary, by Y2K compliant software and hardware available from retail vendors at reasonable cost. The Company has not yet contacted other companies on whose services it depends to determine whether such companies' systems are Y2K compliant.


NOTE 4 - INVENTORIES:

     Inventories consist of the following as of December 31, 1998 and 1997:

                                             1998         1997
                                            -------     --------
         Finished goods                     $37,255     $143,899
         Raw materials                       18,116         -
                                            -------     --------
                                            $55,371     $143,899
                                            =======     ========

                           NEW YORKER MARKETING CORP.
                           --------------------------
                        (formerly Mike's Original, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 1998 AND 1997
                           --------------------------

NOTE 5 - FIXED ASSETS:

     Fixed assets consist of the following as of December 31, 1998 and 1997:

                                              1998     1997
                                            -------  -------
         Computer equipment                 $29,447  $29,447
         Office equipment                     7,513    6,000
                                             36,960   35,447
         Less: accumulated depreciation      35,750   31,942
                                            -------  -------
                                            $ 1,210  $ 3,505
                                            =======  =======

NOTE 6 - OTHER ACCRUED LIABILITIES:

     Other accrued liabilities consist of the following as of December 31, 1998 and 1997:

                                             1998       1997
                                           --------   -------
         Accrued distribution fee          $   -        1,499
         Accrued interest payable
          (Notes 7 and 8)                   143,998   124,288
         Other accrued expenses              13,475    12,035
                                           --------  --------
                                           $157,473  $137,822
                                           ========  ========

NOTE 7 - NOTES PAYABLE TO RELATED PARTIES:

     During the fiscal year ended March 31, 1994, the Company borrowed $100,000 from a shareholder of the Company. This loan, which was originally due on demand, was formalized in the form of a promissory note during September 1995. In April 1996, the maturity date of the $100,000 obligation was revised to occur subsequent to the repayment of the promissory note issued in April 1996 as further described in Note 8. The loan was non-interest bearing through April 1994. From May 1994 through maturity, interest accrues at an annual rate of 6% and is payable upon maturity. In September 1996, the maturity date of this promissory note was revised to occur the earlier of: (i) February 1, 1998 or (ii) upon the occurrence of events defined by the note as a "Change in Control." The Company has not repaid this note and is currently negotiating to satisfy this liability with a payment of $25,000. Accrued interest payable related to this note amounted to $33,491 at December 31, 1998.

                           NEW YORKER MARKETING CORP.
                           --------------------------
                        (formerly Mike's Original, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 1998 AND 1997
                           --------------------------

NOTE 7 - NOTES PAYABLE TO RELATED PARTIES (Continued):

     During the fiscal year ended March 31, 1995, the Company issued two promissory notes of $25,000 each to an investor, who is related to the founder of the Company, which were originally due in November and December 1998, respectively. The Company repaid $25,000 of these notes in April 1995. In September 1995, the maturity date of the outstanding promissory note was revised to occur the earlier of the Company receiving proceeds from a securities offering or June 1, 1996. In April 1996, the maturity date of the outstanding promissory note was revised to occur subsequent to the repayment of the promissory note issued in April 1996 as further described in Note 8. In September 1996, the maturity date of this promissory note was revised to occur the earlier of: (i) February 1, 1998 or (ii) upon the occurrence of events defined by the note as a "Change in Control." Interest accrues at an annual rate of 6% and is payable at the maturity date of the note. On May 1, 1998, these notes along with accrued interest were reduced to $11,250 and fixed at that amount with $6,250 to be paid at the closing of the offering of securities contemplated in 1999. The other $5,000 is to be paid from the proceeds of additional offerings of securities closed prior to April 30, 2001. This forgiveness of debt is part of a settlement reached with the founder.

     On May 30, 1996, the Company received loans aggregating $100,000 from two stockholders. The loans were originally due on demand bearing interest at a rate of 10%. In September 1996, the maturity date of these promissory notes was revised to occur the earlier of: (i) twenty-four months from the date of the loans, or (ii) the date the Company successfully consummates an initial public offering of securities of the Company, but only to the extent that the over-allotment option is exercised in such offering and only from the proceeds received by the Company from the exercise of the over-allotment option. These notes are still outstanding at December 31, 1998. Accrued interest payable related to these notes amounts to $25,833 and $15,833 at December 31, 1998 and 1997, respectively.

     During the fiscal year ended March 31, 1994, the Company obtained loans from the founder of the Company, and issued promissory notes of $40,000 and $15,000 which were payable in May and June 1998, respectively. Interest accrued at an annual rate of 8% and was payable at the maturity date of the notes. On August 28, 1996, the founder of the Company was issued an additional promissory note of $206,250. The funds that the founder lent the Company were a result of the founder selling 183,333 shares of his stock to an investor at a price of $1.12 per share. This loan bears interest at an annual rate of 8% and was originally payable the earlier of: (i) thirteen months from the date of the loan, or (ii) the successful consummation of an initial public offering of securities of the Company, but only to the extent that the over-allotment option is exercised in such offering and only from the proceeds received by the Company from the exercise of the over-allotment option. In September 1996, the maturity date of this promissory note was revised to occur twenty-four months from September 30, 1996. In addition, the revised promissory note provides that one-half of the note will be paid with accrued interest in the event the Company successfully consummates an initial public offering of securities of the Company, but only to the extent that the over-allotment option is exercised in such offering and only from the proceeds received by the Company from the exercise of the over-allotment option. On May 1, 1998, these two notes along with accrued interest were reduced to $180,386 and fixed at that

                           NEW YORKER MARKETING CORP.
                           --------------------------
                        (formerly Mike's Original, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 1998 AND 1997
                           --------------------------

NOTE 7 - NOTES PAYABLE TO RELATED PARTIES (Continued):

     amount with $70,336 to be paid at the closing of the offering of securities contemplated in 1999 and 12 monthly payments of $5,000 effective May 1998. The other $50,000 is to be paid from the proceeds of additional offerings of securities closed prior to April 30, 2001. This forgiveness of debt is part of a settlement agreement reached with the founder. The Company is current in its monthly payments of $5,000, and at December 31, 1998, the outstanding balance was $135,336.

     In August and September 1996, the Company received three loans from a stockholder aggregating $253,750. A portion of the funds that this shareholder lent the Company was a result of the shareholder selling shares of his stock to investors. In August 1996, this shareholder sold 38,889 shares of his stock at a price of $1.12 per share. In September 1996, the shareholder sold 23,333 shares of his stock at a price of $1.50 per share. During 1997 the Company repaid the entire balance of $253,750 plus interest accrued (at an annual rate of 8%), to the date of repayment of $18,162.

     As of December 31, 1998 and 1997, loans payable to related parties aggregated $346,586 and $486,250, respectively. Interest accrued and unpaid at December 31, 1998 and 1997 aggregated $59,324 and $90,455, respectively.


NOTE 8 - NOTES PAYABLE - OTHER:

     In April 1996, the Company issued a promissory note in the amount of $830,275 in exchange for certain trade accounts payable. The Company was required to make payments in monthly installments beginning May 1996 consisting of: (i) accrued interest, and (ii) principal in the amount of $12,000. In addition to these monthly installments, the Company was required to pay additional amounts upon the occurrence of certain events. In the event the Company did not complete an initial public offering, the note was due in full on December 31, 1996. Interest on the promissory note accrues at the prime rate plus 1% per annum. This note is collateralized by substantially all of the assets of the Company. The balance of this note was $710,275 at December 31, 1996. Accrued interest payable related to this note amounted to $2,738 at December 31, 1996. In April 1997, the terms of the note were amended to provide for payments to the lender, from the proceeds of the Company's initial public offering, in the amount of $575,000 with the balance of $135,275 payable on December 31, 1997. In the event that the initial public offering was not completed by June 1, 1997, all amounts outstanding will then become immediately due and payable in full. Further, in April 1997, the Company issued a $221,550 convertible note due December 31, 1998 in exchange for a like amount of trade payables. The convertible note bears interest at 10% per annum, payable at maturity, and is convertible by the holder into the Company's common stock at a conversion rate of $3.00 principal amount for each share of common stock at the option of the holder at any time prior to maturity. In June 1997, the Company renegotiated the terms of this agreement. The renegotiated terms provide that if the Company's initial public offering is not completed by July 15, 1997, all amounts will then become immediately due and payable in full. In addition, the balance due to the lender from the proceeds of the Company's initial public offering was increased from $575,000 to $595,000 and the principal balance of the convertible note due December 31, 1998 was reduced to $201,000. On August 8, 1997, at the closing of the initial

                           NEW YORKER MARKETING CORP.
                           --------------------------
                        (formerly Mike's Original, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 1998 AND 1997
                           --------------------------

NOTE 8 - NOTES PAYABLE - OTHER (Continued):

     public offering, the principal amount plus all accrued interest was paid. At December 31, 1998, $115,275 plus accrued interest of $15,280 of the convertible note remain unpaid. During 1997, the Company issued an additional 10% promissory note to this vendor in the amount of $193,033 in exchange for a like amount of trade payables, which amount is still outstanding at December 31, 1998, plus accrued interest of $28,955. The creditor has agreed to accept payment of $190,000, to satisfy these notes plus accrued interest, if such payment is made by April 10, 1999. The Company plans to make that payment from the proceeds of the proposed offering (see Note 14).

     On August 20, 1996, the Company issued a promissory note in the amount of $289,482 in exchange for certain trade accounts payable and inventories. The note bears interest at a rate of 10% per annum and was payable on or before November 15, 1996. The balance of this note was $210,283 at December 31, 1996. On December 31, 1996, the Company was not in compliance with the terms of the note, however, the vendor amended the agreement to permit the Company to be in compliance with such terms at December 31, 1996. In February 1997, the Company issued a second promissory note in the amount of $20,000 in exchange for a like amount of trade payables. In April 1997, the lender agreed to extend the due date of such notes to the earlier of June 1, 1997 or the closing of the Company's initial public offering. In the event the Company completed its initial public offering by June 1, 1997, the lender agreed to extend the due date of the then outstanding $96,000 of principal to December 31, 1998. If such amount is extended, the lender has the right to convert such amount into 32,000 shares of the Company's common stock at any time prior to maturity. At December 31, 1998, $96,000 of the convertible note plus accrued interest of $11,394 remain unpaid.

     In December 1996, the Company issued a $225,000 promissory note to an investor bearing interest at the rate of 8% per annum. This note was payable in full the earlier of: (i) December 31, 1997 or (ii) five days after the closing date of an initial public offering. In lieu of receiving payment, the investor had the right to convert this promissory note within five days of the closing of such initial public offering into 200,000 shares of common stock of the Company, par value $.001 per share. Imputed interest resulting from the difference between the estimated fair value of the Company's common stock and the conversion price has been provided for and was charged to operations over the period this note first became convertible. Interest expense of $360,000 was recognized by the Company during the three months ended March 31, 1997, which represented the amortization of the imputed interest associated with this transaction. In April 1997, the investor elected to convert this note.

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

                           NEW YORKER MARKETING CORP.
                           --------------------------
                        (formerly Mike's Original, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 1998 AND 1997
                           --------------------------

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

     In May 1997, the Company negotiated with a creditor in connection with trade accounts payable balances owed to this creditor aggregating $60,000. The creditor agreed that the Company would repay $30,000 of this balance upon completion of an initial public offering. The Company issued a convertible promissory note for the remaining outstanding balance of $30,000 bearing interest at the rate of 10% per annum. The note was payable in full on December 31, 1998. As of December 31, 1998, $30,000 plus accrued interest of $5,000 remained unpaid. In lieu of receiving payment, the creditor has the right to convert this promissory note, at any time prior to the maturity date, into 10,000 shares of common stock of the Company.

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

     From July through November 1998, the Company issued an aggregate of 7.8 private placement units, each unit consisting of $50,000 principal amount of private placement notes and 200,000 shares of the Company's common stock. The notes, aggregating $390,000, bear interest at the rate of 12% per annum and are payable on the earlier of December 1, 1999 or the closing of the proposed offering. Accrued interest at December 31, 1998 amounted to $12,444 (see also Note 10).

                           NEW YORKER MARKETING CORP.
                           --------------------------
                        (formerly Mike's Original, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 1998 AND 1997
                           --------------------------

NOTE   9   -  INCOME TAXES:

                  A reconciliation between the actual income tax (benefit) and the amount computed by applying the statutory Federal income tax rate to the loss before taxes is as follows:

                                                                          1998         1997
                                                                       ----------  ------------
         Tax expense (benefit) at statutory Federal
          income tax                                                  $(378,000)   $(1,532,000)
         Nondeductible compensation                                       98,000       450,000
         Net operating loss not currently utilizable                     280,000     1,082,000
                                                                       ---------   -----------
                                                                       $    -      $      -
                                                                       =========   ===========

          The tax effects of temporary differences and loss carryforwards giving rise to deferred tax assets and liabilities are as follows:

                                                                         1998           1997
                                                                       ----------  ------------

         Net operating loss and other carryforwards                   $3,268,000   $ 2,890,000
         Bad debts                                                          -            5,000
         Depreciation/amortization                                          -            1,000
         Deferred compensation                                           350,000       276,000
                                                                     -----------   -----------
                                                                       3,618,000     3,172,000
         Valuation allowance                                          (3,618,000)   (3,172,000)
                                                                     -----------   -----------
                                                                     $      -      $      -
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

     At December 31, 1998 and 1997, Company had net operating losses available to carry forward of approximately $9,300,000 and $8,500,000 respectively, for tax purposes. Such net operating loss carryforwards expire through the year ending 2014. No benefit has been recorded for such loss carryforwards since realization cannot be assured. The Company's use of its net operating loss carryforwards is limited as the Company is deemed to have undergone an ownership change as defined in Internal Revenue Code Section 382.


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

                           NEW YORKER MARKETING CORP.
                           --------------------------
                        (formerly Mike's Original, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 1998 AND 1997
                           --------------------------

NOTE 10 - STOCKHOLDERS' EQUITY (Continued):

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

     In March 1997, the Company in connection with entering into a two-year exclusive East coast manufacturing agreement, issued 35,000 shares of its common stock. These shares were valued at $4.50 per share, the estimated fair market value of the stock at the date of issuance. Pursuant to the agreement, the manufacturer agreed to provide $250,000 of 21-day credit terms. Further, the Company was obligated to pay the manufacturer $150,000 against existing amounts owed by April 30, 1997. In the event such amount was not paid, the Company was obligated to issue an additional 30,000 shares of its common stock to the manufacturer. These additional shares were issued to the manufacturer in May 1997.

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

     On July 31, 1997, the Company completed its Initial Public Offering ("IPO") of 700,000 units sold to investors on the OTC Bulletin Board at $6.20 per unit for aggregate gross proceeds of $4,340,000. Each unit contained one share of common stock and two Class A warrants to purchase one share of Common Stock each at $5.00 per share. The Company realized net proceeds of $3,342,444.

     In August 1997, the Company issued 35,500 shares of common stock as compensation for professional fees rendered aggregating $206,250.

                           NEW YORKER MARKETING CORP.
                           --------------------------
                        (formerly Mike's Original, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 1998 AND 1997
                           --------------------------

NOTE 10 - STOCKHOLDERS' EQUITY (Continued):

     In February 1998, the Company issued 30,000 shares of non-restricted common stock as compensation for consulting services to be rendered in 1998. The Company charged $88,800 to operations based upon the market value of the stock at the time of issuance. The Company also issued 29,979 shares of common stock to this consultant in lieu of monthly payments aggregating $33,333, due under an agreement. In August 1998, the Company issued 97,500 shares of restricted common stock as compensation for professional services rendered. These shares were valued at 50% of the market price at the time of issuance and, accordingly, $36,564 was charged to operations.

     In October 1998, the Company issued 170,000 shares of common stock (valued at 75% of the proposed public offering price - see Note 14), to two directors as compensation for prior services rendered. The Company charged $127,500 to operations.

     In November 1998, the Company issued 1,560,000 shares of common stock, valued at $0.75 per share, as additional interest in connection with the private placement notes (see Note 8). The aggregate value of $1,170,000, was deemed a financing charge, and is being amortized over the term of the notes, one year. Amortization expense for the year ended December 31, 1998, aggregated $140,400.


NOTE 11 - STOCK OPTION PLANS:

     At December 31, 1997, the Company has two stock-based compensation plans, which are described below. The Company utilizes APB Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock options issued to employees. The Company applies Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," in accounting for stock options issued to non-employees. No options were granted under these plans during 1998 or 1997.

     Had compensation cost for employees been determined based on the fair value at the grant dates consistent with the methodology of SFAS No. 123 (Black-Scholes option valuation model), the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated:

                                                     Year Ended December 31,
                                                     -----------------------
                                                     1998               1997
                                                 -----------          -----------
             Net loss:
               As reported                       $(1,113,155)        $(4,502,645)
               Pro forma                          (1,146,550)         (4,732,943)
             Net loss per share:
               As reported                             $(.31)             $(1.69)
               Pro forma                                (.32)              (1.78)

                           NEW YORKER MARKETING CORP.
                           --------------------------
                        (formerly Mike's Original, Inc.)
                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997
                           --------------------------


NOTE 11 - STOCK OPTION PLANS (Continued):

     In August 1995, the Company formally adopted a Long-Term Incentive Plan (the "1995 Plan"), which provides that the Company may grant certain key employees or consultants either stock options, stock appreciation rights, restricted stock, performance grants or other Company securities (the "Awards"). The 1995 Plan, as amended, authorizes the issuance of a maximum of 433,333 shares of common stock. As of December 31, 1998, the Company has granted an aggregate of 306,667 options to purchase common stock with exercise prices ranging from $1.50 to $3.00 under this Plan. At December 31, 1998 and 1997, options exercisable under this plan were 306,667. None of these options have been exercised to date. Options granted under this plan are exercisable six months from date of grant and expire 10 years from date of grant.

     On October 15, 1996, the Company's Board of Directors approved a 1996 Non-qualified Stock Option Plan ("Non-qualified Plan") for officers, directors, employees and consultants of the Company. The Plan, as amended, authorizes the issuance of up to 500,000 shares of common stock. As of December 31, 1998, the Company has granted 478,332 options to purchase shares of common stock under the Non-qualified Plan at an exercise price of $1.50. None of the stock options granted have been exercised to date. Options granted under this plan are exercisable six months from date of grant and expire 10 years from date of grant.

     A summary of stock option activity related to the Company's Plans is as follows:

                                                                                           Weighted
                                                                                           Average         1996
                                                                       1995 Plan           Exercise   Non-qualified Plan
                                                                 Shares     Price Range      Price   Shares    Price Range
                                                                 ------     -----------    --------  ------    -----------

         Outstanding at January 1, 1996                             -                                   -
         Granted during 1996                                     256,667   $1.50 - $3.00    $1.69    396,666     $1.50
                                                                 -------                             -------
         Outstanding at December 31, 1996                        256,667   $1.50 - $3.00    $1.69    396,666     $1.50
         Granted during 1997                                      50,000       $1.50        $1.50     81,666     $1.50
                                                                  ------                              ------
         Outstanding at December 31, 1997
                            and 1998                             306,667       $1.66                 478,332     $1.50
                                                                 =======                             =======
         Exercisable at December 31, 1997
                            and 1998                             306,667   $1.50 - $3.00    $1.69    478,332     $1.50
                                                                 =======                             =======

                           NEW YORKER MARKETING CORP.
                           --------------------------
                        (formerly Mike's Original, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 1998 AND 1997
                           --------------------------

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK:

     The carrying amounts of cash, accounts receivable, accounts payable and other accrued liabilities are estimated to approximate their fair value. The Company believes that it is not practicable to estimate the value of its debt obligations due to its current financial condition.

     Concentration of credit risk with respect to trade accounts receivable exists as the Company sells products primarily to one distributor. The Company performs periodic credit evaluations of its customers' financial condition and does not require collateral or other security. The distributor referred to in Note 3e accounted for approximately 91% of the Company's sales for the year ended December 31, 1997. As of December 31, 1997, the Company no longer sells to this distributor and there are no amounts uncollected.

     The Company's products have historically been manufactured by independent facilities. These facilities have ceased manufacturing on behalf of the Company due to the fact that these facilities are owed substantial sums of money by the Company.


NOTE 13 - COMMITMENTS AND CONTINGENCIES:

(a)  Lease Commitments:

     The Company is currently renting office space on a month to month basis. The monthly rent expense is $650. Rent expense for the years ended December 31, 1998 and 1997 aggregated $27,049 and $32,160, respectively.

(b)  Employment Contracts:

     The Company had employment agreements with the founder and another employee which provided for annual base salaries of $125,000 and $40,000, respectively, and expire, as amended, in June 2001 and June 1998, respectively. During the year ended December 31, 1996, these individuals voluntarily waived all rights to receive the accrued salaries payable to them aggregating $110,565 and, accordingly, such amount was recorded as a contribution to the Company's additional paid-in capital. Further, in April 1997, the founder agreed to waive an additional $27,333 of accrued salary through February 28, 1997. In December 1997 the employee whose contract expired in June 1998, agreed to modify the agreement and be compensated on an hourly basis which is anticipated to produce substantially lower compensation. The agreements with the founder and another employee have been terminated as part of a settlement agreement which includes the repayment of debt by the Company (See Note 7). Under the terms of the settlement dated May 1, 1998, the Company agreed to repay debt as previously discussed, along with an auto lease and health insurance.

                           NEW YORKER MARKETING CORP.
                           --------------------------
                        (formerly Mike's Original, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 1998 AND 1997
                           --------------------------

NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued):

(b)  Employment Contracts (continued):

     In March 1997, the Company entered into a two-year employment agreement with its Vice- President - Finance which provided for an annual base salary of $95,000 for the first year and $105,000 for the second year. In November 1997, this employee resigned, however remained as a member of the Board of Directors.

     On July 16, 1997, the Company entered into an employment agreement with its Vice-President Marketing. The agreement provided for an annual base salary of $115,000, plus an incentive bonus. This agreement was for an initial term of one year from the effective date of the initial public offering of the Company's securities. Options were granted to purchase 66,667 shares of the Company's common stock at an exercise price of $1.50 per share. The Company was responsible for up to $25,000 of expenses related to the employee traveling to and from Buffalo, NY, temporary living and other such amounts necessary for the employee to devote his full time employment to the Company. The agreement also provided for an automobile allowance of $650 per month. On September 15, 1998, this employee was terminated due to the limited operations of the Company.

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

     During the year ended December 31, 1996, the Company entered into a consulting agreement with an entity that will provide sales and marketing advisory and consulting services to the Company. This entity will receive 30,000 shares of common stock (see Note 10), an annual consulting fee of $50,000 and has received options to purchase 133,333 shares of the Company's common stock at $1.50 per share expiring October 15, 2006. One third of such options become exercisable at the end of each successive six-month period. At December 31, 1997, options to purchase 88,889 common shares were exercisable.

                           NEW YORKER MARKETING CORP.
                           --------------------------
                        (formerly Mike's Original, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 1998 AND 1997
                           --------------------------


NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued):

(c)  Consulting Agreements (continued):

     In August 1998, the Company entered into a consulting agreement with an individual to provide financial services. This agreement calls for weekly payments of $1,850 plus reasonable expenses and the issuance of 97,500 shares of the Company's common stock. The Company recorded an expense of $36,564 in connection with the issuance of those shares.

(d)  Line of Credit:

     In December 1995, the Company obtained an unsecured line of credit for $25,000. Borrowings under this line bear interest at 15% per annum. Borrowings outstanding under this line at December 31, 1997 were $9,374, which amount was repaid during 1998.

(e)  Legal Proceedings:

     The Company is subject to various legal proceedings, claims and liabilities which have arisen as a result of the Company's inability to satisfy its liabilities. In the opinion of management, the amount of such liabilities, including applicable interest, has been provided for with respect to these actions, in the aggregate of $160,000. In addition, the Company is subject to two additional actions brought by (i) Darigold, Inc., which seeks damages in the amount of $59,379 arising from the Company's alleged failure to accept return of product and (ii) Lee's Marketing which seeks $128,354 for services allegedly performed in 1996. The Company intends to deny these allegations and to vigorously defend these actions. The Company has not recorded any potential liability arising from these two actions.

(f)  Acquisitions:

     On July 20, 1998, the Company entered into two agreements to acquire companies engaged in the full service distribution of ice cream in the New York Metropolitan area. In exchange for all the assets of New Yorker Ice Cream Corp., the Company will pay (i) $515,000 at closing, (ii) $150,000 payable in six months with interest at 8% per annum, (iii) issuance of 650,000 shares of the Company's common stock and (iv) will assume an existing obligation of $695,000, paying $200,000 at closing, and the remaining $495,000 over four years with interest at 8% per annum. In exchange for all the assets of Jerry's Ice Cream Co., Inc., the Company will pay $255,000 at closing, $50,000 payable in six months with interest at 8% per annum and 170,000 shares of the Company's common stock.

     In connection with these acquisitions, the Company entered into an agreement with an unrelated third party that provides for a finder's fee in the amount of 1,500,000 shares of the Company's common stock and 750,000 options to purchase additional shares at an exercise price of $1.50, which amounts are payable upon the closing of the acquisitions. All future acquisitions introduced by this third party, will involve similar fee arrangements to be negotiated prior to the closing of each transaction.

                           NEW YORKER MARKETING CORP.
                           --------------------------
                        (formerly Mike's Original, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 1998 AND 1997
                           --------------------------

NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued):

(f)  Acquisitions (continued):

     As of December 31, 1998, the Company had (i) made payments to the sellers aggregating $90,000 as required per the terms of the agreements, (ii) deposited $38,243 towards the purchase of new equipment and (iii) incurred $58,936 of costs associated with these acquisitions.

     The Company has also entered into five-year employment agreements with two individuals to serve as President and Vice-President, which become effective upon the closing of these acquisitions. These agreements provide for annual payments of $126,000 and $115,500, respectively, issuance of shares of common stock and bonus arrangements. The current President of the Company will resign upon the closing of these acquisitions, and a consulting agreement which provides for monthly payments of $5,000, will then become effective.

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


NOTE 14 - PROPOSED PUBLIC OFFERING:

     The Company has filed a Registration Statement with the Securities and Exchange Commission to register 3,500,000 shares of common stock
     (pre-split), at a price of $1.00 per share, or an aggregate of approximately $2,800,000 of net proceeds. Proceeds from this offering will be used to repay existing debt, including the promissory notes from the private offering (see Note 8), acquire certain operating assets (see Note
     13f) and for general working capital.

     The proposed offering also covers the sale of 1,560,000 shares of common stock held by certain shareholders. The Company will not receive any of the proceeds from the sale of these shares.

     In December 1998, the stockholders approved a reverse stock split in the ratio of one common share for every five common shares outstanding. Such reverse split will take effect upon the consummation of the Company's proposed public offering.