Form 10QSB
period 1999-03-31
MIKES ORIGINAL INC
filed 1999-05-19
CIK 934008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1999

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________to ________________

Commission File Number:            0-22431

                           NEW YORKER MARKETING CORP.
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

                       366 N. Broadway, Jericho, NY 11753
  ----------------------------------------------------------------------------

                    (Address of principal executive offices)


Registrant's Telephone Number                      (516) 942-8068
                                                   --------------
Number of Shares Outstanding of Common Stock,
$.001 Par Value, at May 3, 1999                       5,152,908
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

                           NEW YORKER MARKETING CORP.
                                  BALANCE SHEET
                                   (Unaudited)

                                                      March 31, 1999
                                                      --------------
   ASSETS
   CURRENT ASSETS
   Cash                                                $      367
   Inventories                                             55,371
   Prepaid expenses                                        78,223
                                                       ----------
   Total current assets                                   133,961

   Fixed assets, net of accumulated depreciation of
   $36,053                                                    907
   Trademarks and organization costs, net of
   accumulated amortization of $18,633                        183

   Security deposits                                          975
   Other assets                                           247,179
                                                       ----------
   TOTAL ASSETS                                        $  383,205
                                                       ==========
   LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES
   Accounts payable and accrued liabilities              $850,282
   Notes payable                                          493,984
   Notes payable to related parties                       299,497
   Notes payable-trade                                    635,456
                                                       ----------
   Total current liabilities                            2,279,219

   STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.001 per value;
   20,000,000 shares authorized; 5,152,908
   shares issued and outstanding                            5,153
   Additional paid-in capital                          11,506,636
   Deferred financing costs                              (748,800)
   Accumulated deficit                                (12,659,003)
                                                       ----------
   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                (1,896,014)
                                                       ----------
   TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                                    $  383,205
                                                       ==========

                           NEW YORKER MARKETING CORP.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                          1999            1998
                                                          ----            ----
Sales, net                                            $      -0-      $   49,010

Cost of sales                                                863          53,500
                                                      ----------      ----------
Gross profit                                                (863)         (4,490)
                                                      ----------      ----------

Operating expenses
  Selling, marketing and shipping                           -            106,408
  Research and Development                                  -              7,754
  General and administrative                              92,108         242,102
                                                      ----------      ----------
Total operating expenses                                  92,108         356,263
                                                      ----------      ----------
 Loss from operations                                    (92,971)       (360,753)

 Interest expense (net)                                  311,229           7,079
                                                      ----------      ----------
 Net loss                                             $ (404,200)     $ (367,832)
                                                      ==========      ==========
Weighted average common
  shares outstanding                                   5,152,908       3,280,429
                                                      ==========      ==========
Basic loss per share                                  $     (.08)    $      (.11)
                                                      ==========      ==========

                           NEW YORKER MARKETING CORP.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                          1999           1998
                                                          ----           ----

Cash flows from operating activities
Net loss                                                 $(404,200)    $(367,832)
Adjustments to reconcile net loss to net cash provided
     (used) in operating activities
Imputed interest on stock issued                           280,800
Depreciation and amortization                                1,235         1,541
Compensation expense attributable to the
     issuance of common stock for services rendered                       88,800
Changes in operating assets and liabilities
     Accounts receivable                                    13,372          (615)
     Inventories                                                          52,270
     Prepaid expenses                                      (44,718)      (29,698)
    Accounts payable and accrued liabilities               180,077       (45,377)
                                                         ---------     ---------
Net cash provided (used) in operating activities            26,566      (300,911)
                                                         ---------     ---------

Cash flows from investing activities
     Purchases of office equipment                                        (1,513)
     Security deposit and other assets                     (60,000)         (306)
                                                         ---------     ---------
Net cash (used by) investing activities                    (60,000)       (1,819)
                                                         ---------     ---------

Cash flows from financing activities
     Proceeds from notes payable                            14,635
     Payment of line of credit                                            (9,375)
                                                         ---------     ---------
Net cash (used) provided by financing activities            14,635        (9,375)
                                                         ---------     ---------
Net Increase (Decrease) in Cash                            (18,799)     (312,105)
Cash at beginning of period                                 19,166       438,277
                                                         ---------     ---------
Cash at end of period                                    $     367     $ 126,172
                                                         =========     =========

                           NEW YORKER MARKETING CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

     On March 2, 1999 the Company changed its name from Mike's Original, Inc. to New Yorker Marketing Corp. This name change was part of the future plan of operations as described in the Company's Registration Statement filed on Form SB-2 with the Securities and Exchange Commission for the sale of common stock. See Note

     The balance sheet as of March 31, 1999 and the related statements of operations for the three-month periods ended March 31, 1999 and 1998 and statements of cash flows for the three month periods ended March 31, 1999 and 1998 and have been prepared by New Yorker Marketing Corp. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal, recurring accrual adjustments) necessary to present fairly the financial position as of March 31, 1999 and for all periods presented have been made.

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report filed on Form 10-KSB. Results of operations for the period ended March 31, 1999 are not necessarily indicative of the operating results expected for the full year.


NOTE B - COMMITMENT AND CONTINGENCIES
Legal Proceedings

     The Company is subject to various legal proceedings, claims and liabilities which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the Company's results of operations, cash flow or financial position.

     There have been no changes to the matters listed below, except as noted, and therefore no additional information is available other than information disclosed in the Company's Annual Report filed on Form 10-KSB.

     J.W. Messner, Inc. v. New Yorker Marketing Corp.
     Universal Folding Box Co., Inc. v. New Yorker Marketing Corp.,et al

     Lee's Marketing Services, Inc. v. New Yorker Marketing Corp. The Company has received correspondence from plaintiff's counsel indicating that after further review, the alleged liability to Lee's Marketing Services, Inc. is between $5,000 and $6,000 (reduced from $128,354) and that he believes that payment of such an amount will resolve this matter. The Company intends to continue its defense of this claim.

     In the opinion of management, the amount of any additional liability in connection with the aforementioned matters, in excess of amounts provided for in the normal course of business, will not materially affect the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION


Results of Operations

Quarter Ended March 31, 1999 Compared to March 31, 1998

     The Company had no revenues during the quarter ended March 31, 1999. Inventory of Veryfine frozen juice bars was being held awaiting the warmer weather and the completion of the pending acquisitions.

     General and administrative expenses (G&A) for the quarters ended March 31, 1999 and March 31, 1998 were approximately $92,100 and $242,100 respectively. Major components of general and administrative expenses for the quarter ended March 31, 1999 were professional fees of $73,200 and insurance $9,700. For the quarter ended March 31, 1998, the major components were salaries of $71,000, professional fees of $86,600, insurance of $11,000 and office expenses, including rent, of $25,300.

     Interest expense, net of interest income for the quarters ended March 31, 1999 and March 31, 1998 were $311,200 and $7,100 respectively. The increase in the amount charged to profit and loss was due to the shares issued in connection with the sale of private placement units and recorded as interest expense.

     Net loss for the quarters ended March 31, 1999 and 1998 amounted to $404,200 and $367,832 respectively. The primary reason for the net losses in 1999 and 1998 was due to the lack of volume in 1998 and no sales volume for 1999.

Liquidity and Capital Resources

     The Company's cash requirements have been significantly exceeding its resources due to the limited operations of the Company. At March 31, 1999 the Company had no available resources and was awaiting the sale of additional securities from a registration statement filed with the Securities and Exchange Commission. It is anticipated that this offering will be completed in the latter part of the quarter ended June 30, 1999. The failure of the Company to complete this offering would require the Company to seek other financing in order to continue as a going concern and currently the Company has no alternative plans for financing.


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

NEW YORKER MARKETING CORP.
--------------------------
PART II- OTHER INFORMATION
--------------------------
ITEM 1 - LEGAL PROCEEDINGS:

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


                                   NEW YORKER MARKETING CORP.


                              By:  /s/ Arthur G. Rosenberg
                                   ----------------------------------------
                                   Arthur G. Rosenberg
                                   President, Chairman of the Board and CEO
                                   (Chief Executive Officer)




Date:  May 18, 1999