Form 10QSB
period 1999-06-30
NEW YORKER MARKETING CORP
filed 1999-08-16
CIK 934008

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
              of 1934 for the quarterly period ended June 30, 1999

                         Commission file number 0-22431


                           NEW YORKER MARKETING CORP.
       (Exact name of Small Business Issuer as Specified in Its Charter)


               Delaware                            11-3214529
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

                    1122 Southern Boulevard, Bronx, NY 10459
                    (Address of principal executive offices)


         Issuer's telephone number, including area code (718) 893-2500

                      366 North Broadway, Jericho, NY 11753
              (Former Name, Former Address and Formal Fiscal Year,
                         if Changed Since Last Report)


    Check whether the issuer:  (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [  ]

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of August 10, 1999: 1,695,782

        Transitional Small Business Disclosure Format (check one):
Yes [  ]  No  [ X ]

                           NEW YORKER MARKETING CORP.


                                    - INDEX -



                                                                    Page(s)
                                                                    -------

PART I  Financial Information

        Consolidated Condensed Balance Sheets - June 30, 1999
        (unaudited) and December 31, 1998                              3

        Consolidated  Condensed  Statements of Operations -
        Three and Six Months Ended June 30, 1999 and 1998
        (unaudited)                                                    4

        Consolidated Condensed Statements of Cash Flows - Six
        Months Ended June 30, 1999 and 1998 (unaudited)                5

        Notes to Interim Consolidated Condensed Financial
        Statements                                                     6

        Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            9


PART II Other Information                                              11


SIGNATURES                                                             12


        Exhibit 27 - Financial Data Schedule

                         PART I. Financial Information

ITEM 1.  Financial Statements

                           NEW YORKER MARKETING CORP.
                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                        June 30,        December 31,
                                                         1999               1998
                                                      -----------       ------------
                                                      (Unaudited)
CURRENT ASSETS:
 Cash                                                  $  143,128        $ 19,166
 Accounts receivable, less allowance for doubtful
   accounts of $15,916 for 1998                           107,375          13,372
 Inventories                                              266,701          55,371
 Prepaid expenses                                          10,919          22,048
                                                       ----------      ----------
TOTAL CURRENT ASSETS                                      528,123         109,957
                                                       ----------      ----------
FIXED ASSETS - NET                                      1,900,748           1,210
                                                       ----------      ----------
OTHER ASSETS:
 Costs in excess of assets acquired - net                 543,928             -

 Restrictive covenant - net                               148,750             -
 Security deposits and other assets                           500         189,269
 Deferred offering costs                                      -            11,457
                                                       ----------      ----------
                                                          693,178         200,726
                                                       ----------      ----------
                                                       $3,122,049        $311,893
                                                       ==========      ==========

               - LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
 Accounts payable - trade                              $  667,355        $670,205
 Short-term notes payable - acquisition                   394,365             -
 Other accrued liabilities                                321,098         157,473
 Notes payable - related parties                          165,000         346,586
 Notes payable - other                                    461,000         910,243
                                                        ---------       ---------
TOTAL CURRENT LIABILITIES                               2,008,818       2,084,507
                                                        ---------       ---------
LONG-TERM DEBT                                            385,635             -
                                                        ---------       ---------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY (DEFICIT) (Note 2):
 Preferred stock, $.01 par value; 500,000 shares
     authorized; none issued or outstanding                    -              -
 Common stock, $.001 par value; 20,000,000 shares
     authorized; 1,695,782 and 1,030,582 post-split
     shares issued and outstanding for 1999 and 1998,
     respectively                                           1,696           1,031
 Additional paid-in capital                            15,111,254      11,510,758
 Deferred financing costs                                (438,000)     (1,029,600)
 Accumulated deficit                                  (13,947,354)    (12,254,803)
                                                      -----------     -----------
                                                          727,596      (1,772,614)
                                                      -----------     -----------
                                                      $ 3,122,049     $   311,893
                                                      ===========     ===========

                             See accompanying notes

                           NEW YORKER MARKETING CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended                Six Months Ended
                                                         June 30,                         June 30,
                                                    ------------------                ----------------
                                                    1999          1998                1999         1998
                                                    ----          ----                ----         ----
SALES - NET                                     $  321,940     $  80,613           $ 321,940     $ 129,623
COST OF SALES                                      270,431       166,864             271,294       220,364
                                                ----------     ---------           ---------     ---------
GROSS PROFIT (LOSS)                                 51,509       (86,251)             50,646       (90,741)
                                                ----------     ---------           ---------     ---------
OPERATING EXPENSES:
 Selling, marketing and shipping                    31,206        (7,032)             31,206        99,376
 General and administrative                      1,529,797       116,656           1,621,905       358,757
 Research and development                              -           6,000                 -          13,754
                                                ----------     ---------           ---------     ---------
                                                 1,561,003       115,624           1,653,111       471,887
                                                ----------     ---------           ---------     ---------
LOSS FROM OPERATIONS                            (1,509,494)     (201,875)         (1,602,465)     (562,628)
                                                ----------     ---------           ---------     ---------
OTHER INCOME (EXPENSE):
 Forgiveness of debt                               548,763       216,882             548,763       216,882
 Interest expense                                 (327,620)      (10,097)           (638,849)      (17,176)
                                                ----------     ---------           ---------     ---------
                                                   221,143       206,785             (90,086)      199,706
                                                ----------     ---------           ---------     ---------
INCOME (LOSS) BEFORE INCOME TAXES               (1,288,351)        4,910          (1,692,551)     (362,922)

 Provision for income taxes                            -             -                   -             -
                                               -----------     ---------         -----------     ---------
NET INCOME (LOSS)                              $(1,288,351)     $  4,910         $(1,692,551)    $(362,922)
                                               ===========     =========         ===========     =========

BASIC INCOME (LOSS) PER SHARE                       $(1.07)         $.01              $(1.51)        $(.55)
                                                    ======         =====              =======        ======
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                     1,206,019       659,086           1,118,569       657,086
                                               ===========    ==========         ===========     =========


                             See accompanying notes

                           NEW YORKER MARKETING CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Six Months Ended
                                                                           June 30,
                                                                       1999         1998
                                                                       ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                           $(1,692,551)  $(362,922)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                                         104,197       3,010
  Allowance for doubtful accounts                                           -         8,233
  Imputed interest                                                      591,600         -
  Compensation expense attributable to issuance of common
     stock for services rendered                                      1,037,500      88,800
  Forgiveness of debt                                                  (548,763)   (216,882)
 Changes in operating assets and liabilities:
  (Increase) in accounts receivable                                     (94,003)    (61,031)
  (Increase) decrease in inventories                                   (157,330)     54,567
  Decrease (increase) in prepaid expenses                                11,129     (39,382)
  Increase in accounts payable and accrued liabilities                  570,044     123,822
                                                                      ---------    --------
   Net cash used in operating activities                               (178,177)   (401,785)
                                                                      ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Refund of security deposits                                                -         3,068
 Payments re: acquisition of assets                                  (1,054,000)     (1,513)
 Deposits and costs relating to potential acquisition                       -       (62,306)
                                                                      ---------    --------
   Net cash (used in) investing activities                           (1,054,000)    (60,751)
                                                                      ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from issuance of common stock                           1,743,661         -
 Payment of notes payable to related parties                           (101,586)        -
 Payment of line of credit                                                  -        (9,375)
 Proceeds from short-term loans                                             -        35,000
 Repayment of short-term loans                                          (25,000)        -
 Repayment of notes payable - trade creditors                          (260,936)        -
                                                                      ---------    --------
   Net cash provided by financing activities                          1,356,139      25,625
                                                                      ---------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    123,962    (436,911)
 Cash and cash equivalents, at beginning of year                         19,166     438,277
                                                                      ---------    --------
CASH AND CASH EQUIVALENTS, AT END OF YEAR                             $ 143,128    $  1,366
                                                                      =========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                                        $   3,224    $    -
 Taxes paid                                                               -             -

                             See accompanying notes

                           NEW YORKER MARKETING CORP.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE   1   - BASIS OF PRESENTATION:

     On March 2, 1999, the Company changed its name from Mike's Original, Inc. to New Yorker Marketing Corp. This name change was part of the plan of operations as described in the Company's Registration Statement filed in June 1999, on Form SB-2, with the Securities and Exchange Commission for the sale of common stock. See Notes 2 and 3.

     The balance sheet as of June 30, 1999, the related statements of operations for the three and six month periods ended June 30, 1999 and 1998 and the statements of cash flows for the six month periods ended June 30, 1999 and 1998, have been prepared by New Yorker Marketing Corp. (the "Company") without audit. In the opinion of management, the accompanying condensed financial statements referred to above contain all necessary adjustments, consisting of normal accruals and recurring entries only, which are necessary to present fairly, the Company's results for the interim periods being presented.

     The accounting policies followed by the Company are set forth in Note 3 to the Company's financial statements included in its annual report on Form 10-KSB for the year ended December 31, 1998, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to financial statements included therein. The results of operations for the three and six month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.


NOTE   2   - SHAREHOLDERS' EQUITY:

     In June 1999, the Company completed the sale of 368,000 shares of common stock at an offering price of $6.25 per share, and realized net proceeds of $1,743,661. In addition, effective upon the consummation of this offering, the shareholders authorized a 1 for 5 reverse stock split of common shares outstanding as of that date. All share and per share amounts have been retroactively restated for all periods presented.

     The Company issued an aggregate of 166,000 shares of common stock to its Chairman and outside consultants as consideration for services provided during the previous eighteen months. These shares were valued at $6.25 per share, the public offering price.


NOTE 3 - ACQUISITION:

     On June 14, 1999, the Company acquired certain assets of New Yorker Ice Cream Corp., and Jerry's Ice Cream, Inc., in exchange for a total price of $2,535,000. The purchase price was paid as follows: $50,000 was paid in 1998 as a deposit; $885,000 was paid at closing; $200,000 in 8% notes due in six months; the assumption of $85,000 8% debt due on demand; the assumption of $495,000 8% debt payable over 4 years and $820,000 through the issuance of 131,200 shares of the Company's common stock. This acquisition was accounted for as a purchase and fixed assets were recorded at fair market appraised value. The purchase price was allocated as follows:

                           NEW YORKER MARKETING CORP.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3 - ACQUISITION (Continued):


                  Fixed assets               $1,839,557
                  Covenant not to compete       150,000
                  Goodwill                      545,443
                                             ----------
                                             $2,535,000
                                             ==========


     The Company also purchased inventory aggregating $54,000.

     The following table presents, on a proforma basis, a condensed balance sheet at December 31, 1998, giving effect to the acquisition as if it had occurred on that date:

                                          Unaudited Proforma
                                          December 31, 1998
                                          ------------------
        Assets:
          Current assets                      $   109,957
          Net fixed assets                      1,840,767
          Other assets                            896,169
                                              -----------
                                               $2,846,893
                                              ===========

        Liabilities and Shareholders' Equity
        (Deficit):
          Current liabilities                $  2,478,872
          Long-term debt                        2,140,635
          Shareholders' equity (deficit)       (1,772,614)
                                             ------------
                                             $  2,846,893
                                             ============

     The accompanying statements of operations reflect the effects of this acquisition from June 14, 1999. The following proforma results were developed assuming the acquisition had occurred at the beginning of the earliest period presented.

                                                    Unaudited Proforma
                                                 Six Months Ended June 30,
                                                 -------------------------
                                                   1999              1998
                                                   ----              ----
            Net sales                            $ 2,153,728      $3,386,953
            Net loss                              (1,693,933)       (352,358)
            Loss per share                             (1.51)           (.54)


     This unaudited proforma information is not necessarily indicative of the results that would have occurred had the acquisition taken place on January 1, 1998 (the beginning of the earliest period presented) nor are they necessarily indicative of results that may occur in the future.

                           NEW YORKER MARKETING CORP.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE  4  - COMMITMENTS AND CONTINGENCIES:

        Legal Proceedings:

     The Company is subject to various legal proceedings, claims and liabilities which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the Company's results of operations, cash flow or financial position.

     The following reflects changes to matters disclosed in the Company's annual report filed on Form 10-KSB for the year ended December 31, 1998.

     J.W. Messner, Inc. v. New Yorker Marketing Corp.

     The Company has settled this matter with the payment of $97,688 plus interest accrued of $3,224.


     Universal Folding Box Co., Inc. v. New Yorker Marketing Corp., et al

     The Company has settled this matter with the payment of $34,000.


     Lee's Marketing Services, Inc. v. New Yorker Marketing Corp.

     The  Company  has  received   correspondence   from  plaintiff's   attorney
     indicating that after further review, the alleged liability to Lee's Marketing Services, Inc. is between $5,000 and $6,000 (reduced from $128,354) and that he believes that payment of such an amount will resolve this matter. The Company intends to continue its defense of this claim.

     In the opinion of management, the amount of any additional liability in connection with the aforementioned matters, in excess of amounts provided for in the normal course of business, will not materially affect the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

     Introduction

     New Yorker Marketing Corp., formerly Mike's Original, Inc., (the "Company") was incorporated in Delaware in May 1994 as successor to Melanie Lane Farms, Inc. ("Melanie Farms"), a New York corporation formed in 1993. In June 1994, Melanie Farms was merged into the Company. As both entities were under common control, the merger was accounted for in a manner similar to a pooling of interests. On December 18, 1997, a new entity, New Yorker Frozen Desserts, Inc., was incorporated in New York, as a wholly-owned subsidiary of the Company, for the purpose of making acquisitions. On March 4, 1998, the Company formed NATCO Brands Inc. for the purpose of operating licensing agreements for the manufacture and distribution of branded desserts. Both of these subsidiaries are currently inactive. In February 1999, the Company changed its name to New Yorker Marketing Corp., approved by a shareholder vote in December 1998.

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

     On June 14, 1999, the Company acquired certain assets of New Yorker Ice Cream Corp., and Jerry's Ice Cream, Inc., in exchange for a total price of $2,535,000. These two entities distribute and market ice cream and frozen novelties including Haagen-Dazs, Good Humor and Edy's. The purchase price was paid as follows: $50,000 was paid in 1998 as a deposit; $885,000 paid at closing; $200,000 in 8% notes due in six months; the assumption of $85,000 8% debt due on demand; the assumption of $495,000 8% debt payable over 4 years and $820,000 through the issuance of 131,200 shares of the Company's common stock. This acquisition was accounted for as a purchase and fixed assets were recorded at fair market appraised value.

     The consolidated financial information presented herein includes: (I) condensed balance sheets as of June 30, 1999 and December 31, 1998; (ii) condensed statements of operations for the three and six month periods ended June 30, 1999 and 1998 and (iii) condensed statements of cash flows for the six month periods ended June 30, 1999 and 1998.


     Results of Operations:

     Sales for the three months ended June 30, 1999 and 1998, were $321,940 and $80,613, respectively. Sales for the six months ended June 30, 1999 and 1998, were $321,940 and $129,623, respectively. The Company had no revenues during 1999 prior to the acquisition as described above. Inventory of frozen juice bars was being held awaiting the warmer weather and the completion of the pending acquisitions. Gross profit for the three and six month periods ended June 30, 1999, was approximately 16%.

     General and administrative expenses for the three and six month periods ended June 30, 1999 amounted to $1,529,797 and $1,621,905, respectively. Major components were: fees of $1,037,500 for which the Company issued shares of its common stock; professional fees aggregating $121,000 which were incurred in connection with the acquisition and other consulting fees of approximately $185,000. The Company expects that certain of these expenses are non-recurring.

     Interest expense, for the three and six months ended June 30, 1999 was $327,620 and $638,849, respectively. These amounts were due to the shares issued in connection with the sale of private placement units which was completed in 1998, and recorded as interest expense which is being amortized over the term of the related debt.

     Net loss for the three months ended June 30, 1999 was $1,288,351 or $1.07 per share. The Company realized net income of $4,910 ($.01 per share) for the three month period ended June 30, 1998. Net loss for the six month periods ended June 30, 1999 and 1998, were $1,692,551 ($1.51 per share) and $362,922 ($.55 per share), respectively.


     Liquidity and Capital Resources

     The Company has incurred losses from operations since its inception in 1993 and, at December 31, 1998, had a stockholders' deficit and a working capital deficit of $1,772,614 and $1,974,550, respectively.

     In June 1999, the Company completed the sale of 368,000 shares of common stock at an offering price of $6.25 per share, and realized net proceeds of $1,743,661. Proceeds from this offering were used primarily to repay debt and to acquire certain operating assets of New Yorker Ice Cream Corp., and Jerry's Ice Cream Company, Inc., as discussed above. In addition, the Company was able to restructure certain liabilities which resulted in a forgiveness of debt amounting to $549,000.

     As of June 30, 1999, the Company had improved shareholders' equity to reflect a positive $727,596 but still had a working capital deficit of $1,480,695.

     The Company's cash requirements have been, and continue to be, significantly exceeding its resources due to the limited operations of the Company prior to the acquisitions, and the cost of such acquisitions. The proceeds remaining from the recently completed offering need to be augmented by cash flow from operations and it is uncertain that the Company will be successful in this regard. The continued failure to do so would require the Company to seek other financing in order to continue as a going concern. While the Company is seeking additional financing it currently has no alternative plans for financing.


     Impact of the Year 2000 on Information Systems

     The Year 2000 ("Y2K") issue arises as the result of computer programs having been written, and systems having been designed, using two digits rather than four to define the applicable year. Consequently, such software has the potential to recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company is not expected to be affected by Y2K as it does not rely on date-sensitive software or affected hardware. The Company intends to timely update its current accounting and other systems, which were purchased "off-the-shelf" and which are determined to be affected by Year 2000, by purchasing Y2K compliant software and hardware available from retail vendors at reasonable cost.

     The Company has not yet contacted other companies on whose services it depends to determine whether such companies' systems are Y2K compliant. If the systems of New Yorker, its vendors or its customers are not Y2K compliant, there could be a material adverse effect on the Company's financial condition or results of operations.


     Forward Looking Statements

     All statements other than statements of historical fact included in this report regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements. When used in this report, words such as "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward- looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to competitive factors and pricing pressures, relationships with its manufacturers, distributors and vendors, legal and regulatory requirements and general economic conditions. Such statements reflect the current views of the Company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph.

                           NEW YORKER MARKETING CORP.

                           PART II - OTHER INFORMATION


ITEM 6 -   EXHIBITS AND REPORTS OF FORM 8-K

        Exhibits
            Exhibit 27 - Financial Data Schedule

        Reports on Form 8-K
            None

                                   SIGNATURES


In accordance with the requirements of the Securities Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                NEW YORKER MARKETING CORP.

                                By: /s/ Arthur G. Rosenberg
                                Arthur G. Rosenberg
                                Chairman of the Board and CEO
                                (Chief Executive Officer)


Date: August 13,1999