Form 10QSB
period 1999-09-30
NEW YORKER MARKETING CORP
filed 1999-11-19
CIK 934008

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999
                                       ------------------
Commission file number   0-22431
                         -------

                           NEW YORKER MARKETING CORP.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as Specified in Its Charter)


             Delaware                                    11-3214529
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

                    1122 Southern Boulevard, Bronx, NY 10459
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


Issuer's telephone number, including area code (718) 893-2500

--------------------------------------------------------------------------------
   (Former Name, Former Address and Formal Fiscal Year, if Changed Since Last
                                    Report)


     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of November 9, 1999: 1,725,782
                                          ---------

     Transitional Small Business Disclosure Format (check one):
Yes     No   X
    ---     ---

                           NEW YORKER MARKETING CORP.


                                   - INDEX -



                                                                         Page(s)

PART I  Financial Information

     Consolidated Condensed Balance Sheets - September 30, 1999
     (unaudited) and December 31, 1998                                         3

     Consolidated  Condensed  Statements  of Operations - Three
     and Nine Months Ended September 30, 1999 and 1998 (unaudited)             4

     Consolidated Condensed Statements of Cash Flows - Nine Months Ended
     September 30, 1999 and 1998 (unaudited)                                   5

     Notes to Interim Consolidated Condensed Financial Statements              6

     Management's Discussion and Analysis of Financial Condition and Results
     of Operations                                                             9


PART II Other Information                                                     12


SIGNATURES                                                                    13


     Exhibit 27 - Financial Data Schedule                                     14

                         PART I. Financial Information
ITEM 1. Financial Statements
                           NEW YORKER MARKETING CORP.
                           --------------------------
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                   - ASSETS -
                                                         September 30,     December 31,
                                                              1999            1998
                                                         -------------     ------------
                                                           (Unaudited)
CURRENT ASSETS:
  Cash                                                      $     8,587    $     19,166
  Accounts receivable, less allowance for doubtful accounts     225,334          13,372
  Inventories                                                   154,001          55,371
  Prepaid expenses                                              167,181          22,048
                                                            -----------    ------------
TOTAL CURRENT ASSETS                                            555,103         109,957
                                                            -----------    ------------
FIXED ASSETS - NET                                            1,818,047           1,210
                                                            -----------    ------------
OTHER ASSETS:
  Costs in excess of assets acquired - net                      534,838            -
  Restrictive covenant - net                                    141,250            -
  Security deposits and other assets                                210         189,269
  Deferred offering costs                                          -             11,457
                                                            -----------    ------------
                                                                676,298         200,726
                                                            -----------    ------------
                                                            $ 3,049,448    $    311,893
                                                            ===========    ============
               - LIABILITIES AND STOCKHOLDERS= EQUITY (DEFICIT) -

CURRENT LIABILITIES:
  Accounts payable - trade                                  $   558,998    $    670,205
  Short-term notes payable - acquisition                        339,350            -
  Other accrued liabilities                                     433,425         157,473
  Notes payable - related parties                               165,000         346,586
  Notes payable - other                                         676,921         910,243
                                                            -----------    ------------
TOTAL CURRENT LIABILITIES                                     2,173,694       2,084,507
                                                            -----------    ------------
LONG-TERM DEBT                                                  335,733            -
                                                            -----------    ------------
COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY (DEFICIT) (Note 2):
  Preferred stock, $.01 par value; 500,000 shares authorized;
    None issued or outstanding                                     -               -
  Common stock, $.001 par value; 20,000,000 shares authorized;
    1,725,782 and 1,030,582 post-split shares issued and
    outstanding for 1999 and 1998, respectively                   1,726           1,031
  Additional paid-in capital                                 15,263,726      11,510,758
  Deferred financing costs                                     (175,200)       (1,029,600)
  Accumulated deficit                                       (14,550,231)    (12,254,803)
                                                            -----------    ------------
                                                                540,021      (1,772,614)
                                                            -----------    ------------
                                                            $ 3,049,448    $    311,893
                                                            ===========    ============

                             See accompanying notes

                           NEW YORKER MARKETING CORP.
                           --------------------------
                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------
                                  (Unaudited)

                                              Three Months Ended         Nine Months Ended
                                                 September 30,              September 30,
                                              ------------------         -----------------
                                              1999          1998         1999           1998
                                          -----------   -----------   -----------   -----------
SALES - NET                               $ 1,734,687   $       780   $ 2,056,627   $   130,403

COST OF SALES                               1,353,061        36,411     1,624,355       256,775
                                          -----------   -----------   -----------   -----------
GROSS PROFIT (LOSS)                           381,626       (35,631)      432,272     (126,372)
                                          -----------   -----------   -----------   -----------
OPERATING EXPENSES:
  Selling, marketing and shipping             210,785        90,979       241,991      190,355
  General and administrative                  453,082        22,422     2,074,987      381,179
  Research and development                       -           (1,500)         -          12,254
                                          -----------   -----------   -----------   -----------
                                              663,867       111,901     2,316,978      583,788
                                          -----------   -----------   -----------   -----------
LOSS FROM OPERATIONS                         (282,241)     (147,532)   (1,884,706)    (710,160)
                                          -----------   -----------   -----------   -----------
OTHER INCOME (EXPENSE):
  Forgiveness of debt                            -            5,749       548,763      222,631
  Interest expense                           (320,195)      (77,806)     (959,044)     (94,982)
                                          -----------   -----------   -----------   -----------
                                             (320,195)      (72,057)     (410,281)     127,649
                                          -----------   -----------   -----------   -----------
(LOSS) BEFORE INCOME TAXES                   (602,436)     (219,589)   (2,294,987)    (582,511)

Provision for income taxes                       -             -             -            -
                                          -----------   -----------   -----------   -----------
NET (LOSS)                                $  (602,436)  $  (219,589)  $(2,294,987)  $ (582,511)
                                          ===========   ===========   ===========   ===========

BASIC (LOSS) PER SHARE                    $      (.49)  $      (.06)  $     (2.04)  $     (.17)
                                          ===========   ===========   ===========   ===========
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                 1,221,345     3,676,674     1,123,810    3,441,927
                                          ===========   ===========   ===========   ===========

                             See accompanying notes

                           NEW YORKER MARKETING CORP.
                           --------------------------
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                  (Unaudited)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                     1999           1998
                                                                  -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $(2,294,987)  $   (582,511)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization                                     221,713          4,591
    Allowance for doubtful accounts                                      -           (24,185)
    Imputed interest                                                  804,400         75,000
    Compensation expense attributable to issuance of common stock   1,100,000        158,696
    Forgiveness of debt                                              (548,763)      (222,631)
  Changes in operating assets and liabilities:
    (Increase) in accounts receivable                                (211,962)       (11,618)
    (Increase) decrease in inventories                                (98,630)        81,445
    (Increase) in prepaid expenses                                   (145,133)       (13,276)
    Increase in accounts payable and accrued liabilities              915,561          48,139
                                                                  -----------   ------------
      Net cash (used in) operating activities                        (257,801)      (486,350)
                                                                  -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Refund of security deposits                                           -              3,093
  Payments re: acquisition of assets                              (1,054,000)         (1,513)
  Deposits and costs relating to potential acquisition                  -           (111,154)
                                                                  -----------   ------------
      Net cash (used in) investing activities                     (1,054,000)       (109,574)
                                                                  -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                       1,793,661       -
  Payment of notes payable to related parties                       (101,586)       20,000
  Payment of line of credit                                             -       (25,000)
  Proceeds from short-term loans                                        -       180,000
  Repayment of short-term loans                                      (25,000)        (9,374)
  Repayment of notes payable - trade creditors                      (365,853)             -
                                                                  -----------   ------------
      Net cash provided by financing activities                    1,301,222        165,626
                                                                  -----------   ------------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                          (10,579)      (430,298)

  Cash and cash equivalents, at beginning of year                     19,166        438,277
                                                                  -----------   ------------
CASH AND CASH EQUIVALENTS, AT END OF YEAR                         $    8,587    $     7,979
                                                                  ==========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                   $   13,224    $      -
  Taxes paid                                                            -              -

                             See accompanying notes

                           NEW YORKER MARKETING CORP.
                           --------------------------
                NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                -----------------------------------------------
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION:

     On March 2, 1999, the Company changed its name from Mike's Original, Inc. to New Yorker Marketing Corp. This name change was part of the plan of operations as described in the Company's Registration Statement filed in June 1999, on Form SB-2, with the Securities and Exchange Commission for the sale of common stock. See Notes 2 and 3.

     The balance sheet as of September 30, 1999, the related statements of operations for the three and nine month periods ended September 30, 1999 and 1998 and the statements of cash flows for the nine month periods ended September 30, 1999 and 1998, have been prepared by New Yorker Marketing Corp. (the "Company") without audit. In the opinion of management, the accompanying condensed financial statements referred to above contain all necessary adjustments, consisting of normal accruals and recurring entries only, which are necessary to present fairly, the Company's results for the interim periods being presented.

     The accounting policies followed by the Company are set forth in Note 3 to the Company's financial statements included in its annual report on Form 10-KSB for the year ended December 31, 1998, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to financial statements included therein. The results of operations for the three and nine month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.


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

     In June 1999, the Company issued an aggregate of 166,000 shares of common stock to its Chairman and outside consultants as consideration for services provided during the previous eighteen months. These shares were valued at $6.25 per share, the public offering price. In September 1999, the Company issued 30,000 shares of common stock to a trade creditor. These shares were valued at $3.00 per share.


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

                           NEW YORKER MARKETING CORP.
                           --------------------------
                NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                -----------------------------------------------
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

     The following table presents, on a proforma basis, a condensed balance sheet at December 31, 1998, giving effect to the acquisition as if it had occurred on that date:

                                                   Unaudited Proforma
                                                   December 31, 1998
                                                   ------------------
     Assets:
       Current assets                                 $   109,957
       Net fixed assets                                 1,840,767
       Other assets                                       896,169
                                                      -----------
                                                      $ 2,846,893
                                                      ===========
     Liabilities and Shareholders' Equity (Deficit):
       Current liabilities                            $ 2,478,872
       Long-term debt                                   2,140,635
       Shareholders' equity (deficit)                  (1,772,614)
                                                      -----------
                                                      $ 2,846,893
                                                      ===========

     The accompanying statements of operations reflect the effects of this acquisition from June 14, 1999. The following proforma results were developed assuming the acquisition had occurred at the beginning of the earliest period presented.

                                             Unaudited Proforma
                                       Nine Months Ended September 30,
                                       -------------------------------
                                             1999            1998
                                             ----            ----
          Net sales                       $ 3,888,415     $5,594,116
          Net loss                         (2,296,369)      (295,358)
          Loss per share                        (1.88)          (.26)

     This unaudited proforma information is not necessarily indicative of the results that would have occurred had the acquisition taken place on January 1, 1998 (the beginning of the earliest period presented) nor are they necessarily indicative of results that may occur in the future.

                           NEW YORKER MARKETING CORP.
                           --------------------------
                NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                -----------------------------------------------
                                  (Unaudited)


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

     Since April 1, 1993, the Company has been engaged in the marketing and distribution of super- premium ice cream products and licensed frozen desserts. The Company initially marketed, sold and distributed Mike's Original7 Cheesecake Ice Cream, a blend of ice cream and cheesecake ingredients. This product line was offered in a variety of flavors mainly to supermarkets and grocery stores and also, to a lesser extent, to convenience stores, food service outlets and warehouse clubs. Since March 1998, sales of Mike's ice cream have been nominal.

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

     The consolidated financial information presented herein includes: (i) condensed balance sheets as of September 30, 1999 and December 31, 1998;
     (ii) condensed statements of operations for the three and nine month periods ended September 30, 1999 and 1998 and (iii) condensed statements of cash flows for the nine month periods ended September 30, 1999 and 1998.


     Results of Operations:

     Sales for the three months ended September 30, 1999 and 1998, were $1,734,687 and $780, respectively. Sales for the nine months ended September 30, 1999 and 1998, were $2,056,627 and $130,403, respectively.
     The Company had no revenues during 1999 prior to the acquisitions as described above. Inventory of frozen juice bars was being held awaiting the warmer weather and the completion of the pending acquisitions. Gross profit for the three and nine month periods ended September 30, 1999, was approximately 22% and 21%, respectively.

     General and administrative expenses for the three and nine month periods ended September 30, 1999 amounted to $453,082 and $2,074,987, respectively. Major components for the nine month period were: fees of $1,100,000 for which the Company issued shares of its common stock; professional fees aggregating $121,000 which were incurred in connection with the acquisition and other consulting fees of approximately $235,000. The Company expects that certain of these expenses are non-recurring.

     Interest expense, for the three and nine months ended September 30, 1999 was $320,195 and $959,044, respectively. These amounts were primarily due to the shares issued in connection with the sale of private placement units which was completed in 1998, and recorded as interest expense which is being amortized over the term of the related debt.

     Net loss for the three months ended September 30, 1999 and 1998 was $602,436 or $.49 per share and $219,589 or $.06 per share, respectively. Net loss for the nine month periods ended September 30, 1999 and 1998, $2,294,987 or $2.04 per share and $582,511 or $.17 per share, respectively.


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

     As of September 30, 1999, the Company had improved shareholders' equity to reflect a positive $540,021 but still had a working capital deficit of $1,618,591.

     The Company's cash requirements have been, and continue to be, significantly exceeding its resources due to the limited operations of the Company prior to the acquisitions, and the cost of such acquisitions. The Company needs to generate cash from operations and, to date, it has not been successful in this regard. The continued failure to do so requires the Company to seek other financing in order to continue as a going concern. While the Company is seeking additional financing, it currently has not been successful in its efforts.


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

                           NEW YORKER MARKETING CORP.
                           --------------------------
                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 6 - EXHIBITS AND REPORTS OF FORM 8-K

         Exhibits
             Exhibit 27 - Financial Data Schedule

                                   SIGNATURES


In accordance with the requirements of the Securities Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   NEW YORKER MARKETING CORP.


                                   By:     /s/ Arthur G. Rosenberg
                                           -------------------------------------
                                           Arthur G. Rosenberg
                                           Chairman of the Board and CEO
                                           (Chief Executive Officer)


Date: November 19, 1999